Form 10-Q
period 2025-06-30
Ambiq Micro, Inc.
filed 2025-09-04
CIK 1500412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-42766

Ambiq Micro, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1911389
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6500 River Place Blvd., Building 7 Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 879-2850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	AMBQ	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 29, 2025, the registrant had 18,235,262 shares of common stock, $0.000001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2025 and December 31, 2024

(Unaudited and in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$47,505	$60,981
Accounts receivable, net	7,787	10,401
Inventories, net	15,759	15,008
Prepaid expenses and other current assets	3,836	2,566
Total current assets	$74,887	$88,956
Property, equipment and software, net of accumulated depreciation and amortization of $13,927 and $13,158, respectively	3,997	2,616
Right-of-use assets, net	834	928
Intangible assets, net of accumulated amortization of $8,104 and $5,082, respectively	9,394	11,729
Other assets	51	49
Total assets	$89,163	$104,278
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,573	$2,933
Accrued and other current liabilities	8,388	8,202
Short-term lease liabilities	402	633
Total current liabilities	$13,363	$11,768
Long-term lease liabilities	471	333
Warrant liabilities	173	112
Other long-term liabilities	4,317	6,317
Total liabilities	$18,324	$18,530
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.000001 par value; 347,983,712 shares authorized; 341,496,158 shares issued and outstanding at June 30, 2025 and December 31, 2024	$378,150	$378,150
Stockholders’ deficit:
Common stock, $0.000001 par value; 500,000,000 shares authorized; 450,682 shares and 434,720 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	30,159	28,368
Accumulated deficit	(337,030)	(320,250)
Accumulated other comprehensive loss	(440)	(520)
Total stockholders’ deficit	(307,311)	(292,402)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$89,163	$104,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and six months ended June 30, 2025 and 2024

(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$17,873	$20,252	$33,605	$35,462
Cost of sales	10,703	13,841	18,046	22,817
Gross profit	7,170	6,411	15,559	12,645
Operating expenses:
Research and development	8,898	9,391	17,585	18,827
Selling, general, and administrative	7,069	7,983	15,512	13,971
Total operating expenses	15,967	17,374	33,097	32,798
Loss from operations	(8,797)	(10,963)	(17,538)	(20,153)
Other income	315	337	776	133
Loss before income taxes	(8,482)	(10,626)	(16,762)	(20,020)
Provision for income taxes	14	7	18	12
Net loss	$(8,496)	$(10,633)	$(16,780)	$(20,032)
Deemed dividends	—	(2,044)	—	(2,419)
Net loss attributable to common stockholders	$(8,496)	$(12,677)	$(16,780)	$(22,451)
Net loss per share attributable to common stockholders, basic and diluted	$(18.89)	$(34.59)	$(37.59)	$(61.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	449,785	366,509	446,390	364,662
Comprehensive loss:
Currency translation adjustment	110	(99)	80	51
Comprehensive loss	$(8,386)	$(10,732)	$(16,700)	$(19,981)
Deemed dividends	—	(2,044)	—	(2,419)
Comprehensive loss attributable to common stockholders	$(8,386)	$(12,776)	$(16,700)	$(22,400)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

For the three and six months ended June 30, 2025 and 2024

(Unaudited and in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Deficit
Balance March 31, 2024	286,086,784	328,110	365,714	—	18,804	(287,639)	(689)	$(269,524)
Issuance of Series G preferred shares, net of offering costs of $47	48,220,533	43,547	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,940	—	—	1,940
Exercise of stock options	—	—	6,972	—	91	—	—	91
Stock-based compensation	—	—	—	—	1,638	—	—	1,638
Deemed dividend	—	—	—	—	2,044	(2,044)	—	—
Currency translation adjustment	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	—	(10,633)	—	(10,633)
Balance June 30, 2024	334,307,317	$371,657	372,686	$—	$24,517	$(300,316)	$(788)	$(276,587)

Balance March 31, 2025	341,496,158	378,150	448,541	—	29,367	(328,534)	(550)	$(299,717)
Exercise of stock options	—	—	2,141	—	27	—	—	27
Stock-based compensation	—	—	—	—	765	—	—	765
Currency translation adjustment	—	—	—	—	—	—	110	110
Net loss	—	—	—	—	—	(8,496)	—	(8,496)
Balance June 30, 2025	341,496,158	$378,150	450,682	$—	$30,159	$(337,030)	$(440)	$(307,311)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Deficit
Balance January 1, 2024	277,238,979	$320,161	356,356	$—	$17,676	$(277,865)	$(839)	$(261,028)
Issuance of Series G preferred shares, net of offering costs of $48	57,068,338	51,496	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,940	—	—	1,940
Exercise of stock options	—	—	16,330	—	293	—	—	293
Stock-based compensation	—	—	—	—	2,189	—	—	2,189
Deemed dividend	—	—	—	—	2,419	(2,419)	—	—
Currency translation adjustment	—	—	—	—	—	—	51	51
Net loss	—	—	—	—	—	(20,032)	—	(20,032)
Balance June 30, 2024	334,307,317	$371,657	372,686	$—	$24,517	$(300,316)	$(788)	$(276,587)

Balance January 1, 2025	341,496,158	$378,150	434,720	$—	$28,368	$(320,250)	$(520)	$(292,402)
Exercise of stock options	—	—	15,962	—	175	—	—	175
Stock-based compensation	—	—	—	—	1,616	—	—	1,616
Currency translation adjustment	—	—	—	—	—	—	80	80
Net loss	—	—	—	—	—	(16,780)	—	(16,780)
Balance June 30, 2025	341,496,158	$378,150	450,682	$—	$30,159	$(337,030)	$(440)	$(307,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2025 and 2024

(Unaudited and in thousands)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(16,780)	$(20,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,814	3,169
Stock-based compensation	1,616	2,189
Gain on receipt of nonmonetary tangible assets	(1,600)	(1,600)
Change in right-of-use assets	510	520
Non-cash issuance of warrants	—	1,940
Change in warrant valuations and cancellations	60	—
Other	(110)	—
Changes in operating assets and liabilities
Accounts receivable	2,705	1,979
Inventories	(751)	11,027
Prepaid expenses and other assets	(1,257)	(1,908)
Other long-term assets	(1)	(176)
Accounts payable	874	381
Accrued and other current liabilities	446	(2,322)
Other long-term liabilities	(75)	(261)
Net cash used in operating activities	(10,549)	(5,094)
Cash flows from investing activities
Purchase of intangible assets	(2,687)	(1,505)
Purchases of property, equipment and software	(454)	(213)
Net cash used in investing activities	(3,141)	(1,718)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	51,496
Proceeds from exercise of stock options	175	293
Net cash provided by financing activities	175	51,789
Effect of exchange rate changes on cash and cash equivalents	39	(25)
Net (decrease) increase in cash and cash equivalents	(13,476)	44,952
Cash and cash equivalents at beginning of period	60,981	27,321
Cash and cash equivalents at end of period	$47,505	$72,273
Supplemental disclosure of non-cash investing and financing activities
Intangible assets in accounts payable, accrued and other long-term liabilities	8,328	1,280
Gain on receipt of nonmonetary tangible asset	1,600	1,600
Right-of-use assets obtained in exchange for new operating lease liabilities	383	321
Deemed dividends	—	2,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Ambiq Micro, Inc. (the Company) is a fabless semiconductor company that has developed technology based on a patented Sub-threshold Power Optimized Technology (SPOT™) platform that significantly reduces the amount of power consumed by integrated circuits. The following subsidiaries were formed by the Company and are wholly owned:

Ambiq Micro Singapore Private Ltd.

Shenzhen DeKean Electronics Co.

Ambiq Micro Asia Ltd.

Ambiq Micro Asia Ltd. Taiwan

Ambiq (Shenzhen) Electronics Co., Ltd.

Global Economic Considerations

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. disputes with countries that are existing trade partners, instability in the global capital and credit markets, supply chain weaknesses, instability in the geopolitical environment in Asia, Europe and the Middle East, and other tensions. Deterioration in economic factors arising from trade disputes between the United States and China, in particular, could have an adverse impact on the Company's financial results given its customer concentrations in both countries. Such challenges have caused, and may continue to cause, recession fears, fluctuations in interest rates, foreign exchange volatility and inflationary pressures through the imposition of tariffs on sensitive technologies, including semiconductors.

Despite the uncertainty of these challenges, the Company believes it has considered all appropriate factors when making financial estimates and will continue to evaluate the impact of any significant changes resulting from these and other factors affecting the Company’s business performance.

Liquidity and Capital Resources

During the three months ended June 30, 2025, the Company reported a net loss of $8.5 million. During the six months ended June 30, 2025, the Company reported a net loss of $16.8 million and had an operating cash flow deficit of $10.5 million. As of June 30, 2025, the Company had cash and cash equivalents totaling $47.5 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through the issuances of common and preferred stock. Refer to Note 12 - Subsequent Events for more details. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its products currently in development and is highly dependent on its ability to find additional sources of funding in the form of debt and equity financing. The Company’s ability to fund its planned operations, research and development, and commercialization of its products significantly depends on the amount and timing of cash receipts from these funding sources. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise funds as and when needed and generate adequate sales could have a negative impact on the Company’s financial condition and ability to satisfy its obligations over the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of its financial position, results of operations, cash flows and stockholders' equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. Accordingly, these statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 included in the Company's final prospectus, dated July 29, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), on July 31, 2025 (the Prospectus) in connection with the Company's initial public offering (IPO). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full fiscal year or future operating periods.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

There have been no material changes to the Company’s significant accounting policies described in Note 2 - Summary of Significant Accounting Policies, of the notes to the Company’s audited consolidated financial statements.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal and other fees related to the IPO. As of June 30, 2025, $1.1 million of deferred offering costs were included within prepaid and other current assets in the condensed consolidated balance sheets.

Concentration of Risks

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalent balances in highly rated financial institutions, which at times may exceed federally insured limits or be held in foreign jurisdictions. The Company has not experienced any loss relating to cash and cash equivalents in these accounts and believes no significant concentration risk exists with respect to cash. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral.

Demand

The Company had three customers representing 41%, 40% and 15%, respectively, of total accounts receivable as of June 30, 2025. The Company had three customers representing 30%, 29% and 19%, respectively, of total accounts receivable as of June 30, 2024, one of which was the same customer as of June 30, 2025.

There were three end customers representing 38%, 33% and 12%, respectively, of total net sales for the three months ended June 30, 2025. These same three end customers represented 38%, 29%, and 17%, respectively, of total net sales for the six months ended June 30, 2025.

There were three end customers representing 36%, 33%, and 18%, respectively, of total net sales for the three months ended June 30, 2024. These same three end customers represented 31%, 27%, and 22%, respectively, of total net sales for the six months ended June 30, 2024, two of which were the same customers as of the three and six months ended June 30, 2025.

The loss of one or more of these customers could have a material adverse impact on the Company’s results of operations and financial position.

Supply

The Company's products depend on a sole supplier of wafers and a limited number of third-party manufacturers. The continued and timely supply of input materials and the availability of manufacturing capacity and packaging and testing services impact the Company's ability to meet customer demand. Supply chain disruptions, shortages of raw materials, and manufacturing limitations could limit the Company's ability to meet customer demand and result in delayed, reduced, or canceled orders. The Company has established relationships with leading suppliers and partners, and believe these relationships increase the resiliency of the Company's supply chain for its customers. From time to time, subject to inventory disruptions, the Company's customers may buy and hold excess inventories. Consequently, the Company may be subject to resulting fluctuations in the demand for its products.

End Customer Concentration

Although the Company recognizes revenue and directly invoices distributors for sales of its products, the timing and uncertainty of its revenue and cash flows are most impacted by the ultimate end customer. The following is a summary of net sales for the three

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

and six months ended June 30, 2025 and 2024, based on the country of the corporate headquarters of the ultimate end customer (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$14,893	$11,408	$28,645	$18,622
China	2,048	8,496	3,016	16,132
Rest of the World*	932	348	1,944	708
Total	$17,873	$20,252	$33,605	$35,462
*Other countries individually less than 10%

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The update will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt this amendment effective with its annual financial statements for the year ending December 31, 2025. The Company is currently evaluating the potential impact of adopting this guidance on the notes to the consolidated financial statements.

3. Net Loss Per Share

The table below sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,496)	$(10,633)	$(16,780)	$(20,032)
Deemed dividends	—	(2,044)	—	(2,419)
Net loss attributable to common stockholder	$(8,496)	$(12,677)	$(16,780)	$(22,451)
Denominator:
Weighted average shares outstanding	449,785	366,509	446,390	364,662
Effect of dilutive shares	—	—	—	—
Basic and diluted loss per share	$(18.89)	$(34.59)	$(37.59)	$(61.57)

Since the Company incurred a net loss for the three and six months ended June 30, 2025 and 2024, the diluted net loss per share calculation excludes potentially dilutive securities. The following table summarizes the number of shares of common stock issuable

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

under various securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three and six months ended June 30,
	2025	2024
Redeemable convertible preferred stock	12,729,240	12,811,473
Common warrants	672,632	672,632
Preferred warrants	4,883	10,377
Restricted stock units	185,243	66,200
Stock options	2,360,530	1,805,387
Total shares	15,952,528	15,366,069

The Company recorded deemed dividends of $2.0 million and $2.4 million for the three and six months ended June 30, 2024, respectively, as a result of a down-round feature in the Company’s Series E, F, and F-1 preferred stock triggered during the issuance by the Company of Series G preferred stock (see Note 7). No deemed dividends were recorded for the three and six months ended June 30, 2025.

4. Inventories

The following table represents the components of inventories as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$77	$45
Work in progress	9,656	9,547
Finished goods	6,026	5,416
Total inventories	$15,759	$15,008

5. Property, Equipment and Software

Property, equipment and software consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Probe cards and photomasks	$11,858	$10,083
Equipment	4,569	4,386
Software	330	298
Leasehold improvements	893	728
Furniture and fixtures	274	279
Total	17,924	15,774
Less: Accumulated depreciation and amortization	(13,927)	(13,158)
Property, equipment and software, net	$3,997	$2,616

Depreciation expense relating to the Company's property, equipment and software was approximately $0.4 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense relating to the Company’s property, equipment and software was approximately $0.8 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively, and is allocated to cost of sales, selling, general and administrative, and research and development costs in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

During the six months ended June 30, 2025 and 2024, the Company received mask sets in exchange for no consideration from a vendor in lieu of reimbursement. The mask sets were capitalized and a $1.6 million gain was recorded within cost of sales in accordance with ASC 845: Nonmonetary Transactions.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Commitments and Contingencies

Contract Manufacturer Commitments

The Company relies on a third-party foundry and contract manufacturer for the manufacturing of its products. Generally, its foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Purchase orders are placed in advance with consideration of estimates of future demand. These purchase orders can be canceled and rescheduled upon agreement of the Company and the contract manufacturer. As of June 30, 2025, the Company had total manufacturing purchase commitments of $7.7 million.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2025, management was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.

7. Warrants, Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Common Stock

The Company has one class of authorized common stock and has authorized for issuance up to 500,000,000 shares of common stock with a par value of $0.000001 per share.

The holders of common stock are entitled to receive dividends at the discretion of the board of directors, subject to preferences that may apply to shares of preferred stock outstanding at the time.

All holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s stockholders. Upon liquidation, dissolution or winding up, the holders of common stock are entitled to share equally in all the Company’s assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock.

At June 30, 2025, the Company has reserved an aggregate of 16,131,116 shares of common stock for the conversion, exercise or issuance, as applicable, of certain securities. This amount includes 178,588 shares reserved for issuance upon the exercise of options not issued as of June 30, 2025 and 15,952,528 shares underlying the following outstanding securities:

Redeemable convertible preferred stock	12,729,240
Preferred warrants	4,883
Common warrants	672,632
Restricted stock units	185,243
Stock options	2,360,530
Total shares	15,952,528

Redeemable Convertible Preferred Stock

During the six months ended June 30, 2025, the Company did not issue any additional shares of Series G preferred stock.

During the three and six months ended June 30, 2024, the Company issued 57,068,338 shares of Series G preferred stock with an original issuance price of $0.90 per share for cash proceeds of $51.5 million. The Company incurred costs of approximately $0.1 million associated with this transaction.

All classes of preferred stock have a par value of $0.000001 per share. The Company’s preferred stock is recorded in the temporary equity section of the Company’s consolidated balance sheets.

A general summary of the rights with respect to the preferred stock is provided below. All of the Company's preferred stock converted into common stock in connection with the IPO. See Note 12 - Subsequent Events for more detail.

Dividends

The holders of preferred stock, in preference to the holders of common stock, shall be entitled to receive on a pari passu basis, out of funds that are legally available, cash dividends at the rate of 8% of the applicable original issue price per annum on each

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

outstanding share of preferred stock. All original issue prices are subject to adjustment for any stock dividends, combinations, splits, recapitalizations and similar events.

Dividends are non-cumulative, and the Company has no obligation to pay dividends until declared by the Company’s board of directors. Through June 30, 2025, no dividends have been declared by the Company’s board of directors.

Liquidation Preference

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment shall be made to the holders of any common stock, the holders of preferred stock shall be entitled to be paid on a pari passu basis out of the assets of the Company legally available for distribution (or the consideration received by the Company or its stockholders in an acquisition) for each share of preferred stock held by them, an amount per share of preferred stock equal to the original issue price for such share of preferred stock plus all declared and unpaid dividends on such share of preferred stock.

If upon liquidation, the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then such assets shall be distributed among the holders of preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Conversion

Each share of preferred stock shall be convertible at the option of the holder, at any time, into fully paid and nonassessable shares of common stock. The number of shares of common stock to which a holder of preferred stock shall be entitled upon conversion shall be the product obtained by multiplying the applicable “Series Preferred Conversion Rate”, by the number of shares of such preferred stock being converted, as defined in the Company’s latest amended and restated certificate of incorporation. The Series Preferred Conversion Rate is the quotient obtained by dividing the Original Issue Price of such series of Series Preferred by the applicable “Series Preferred Conversion Price”. The Series Preferred Conversion Price is generally the Original Issuance Price for all series of Series Seed, A, B, C, D and G preferred stock, subject to certain adjustments.

Voting

The holders of preferred stock shall vote together with the holders of common stock and not as a separate class and may act by written consent in the same manner as the holders of common stock. Each holder of preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock could be converted immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent and shall have voting rights and powers equal to the voting rights and powers of the holders of common stock and shall be entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company.

Redemption

The Company’s preferred stock is not generally redeemable except in situations set forth in the certificate of incorporation, including when more than fifty percent of the Company’s voting power is transferred, a triggering event is created that is outside the control of the Company, and a change in control of Company ownership.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

See the table below for a roll forward of the total preferred stock from January 1, 2024 to June 30, 2024 and January 1, 2025 to June 30, 2025, which details the total redeemable convertible preferred stock presented in the unaudited condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders’ deficit (in thousands, except share amounts):

	Series Seed Redeemable convertible preferred stock		Series A Redeemable convertible preferred stock		Series B Redeemable convertible preferred stock		Series C Redeemable convertible preferred stock		Series D Redeemable convertible preferred stock		Series E Redeemable convertible preferred stock		Series F Redeemable convertible preferred stock		Series F-1 Redeemable convertible preferred stock		Series G Redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	43,820,509	$39,207
Issuance of Series G preferred stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	48,220,533	43,547
Balance at June 30, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	92,041,042	$82,754

Balance at March 31, 2025	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247
Balance at June 30, 2025	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247

	Series Seed Redeemable convertible preferred stock		Series A Redeemable convertible preferred stock		Series B Redeemable convertible preferred stock		Series C Redeemable convertible preferred stock		Series D Redeemable convertible preferred stock		Series E Redeemable convertible preferred stock		Series F Redeemable convertible preferred stock		Series F-1 Redeemable convertible preferred stock		Series G Redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	34,972,704	$31,258
Issuance of Series G preferred stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	57,068,338	51,496
Balance at June 30, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	92,041,042	$82,754

Balance at January 1, 2025	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247
Balance at June 30, 2025	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock Option Plan and Stock-Based Compensation

The following table summarizes the activity in total shares of common stock available for issuance under the 2020 Plan:

Shares Available for Grant
Balance, January 1, 2025	397,654
Shares added	—
Granted	(236,785)
Forfeited	17,695
Balance, June 30, 2025	178,564

The following table summarizes the effects of stock-based compensation on cost of sales, research and development, and sales, general and administrative expenses granted under the 2010 Equity Incentive Plan and 2020 Equity Incentive Plan (collectively, the Plans) (in thousands) for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of sales	$40	$71	$100	$101
Research and development	$330	873	719	1,148
Sales, general and administrative	$395	694	797	940
Total	$765	$1,638	$1,616	$2,189

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $4.2 million at June 30, 2025. As of June 30, 2025, the Company anticipates this expense to be recognized over a weighted-average period of approximately 2.4 years.

During the three months ended June 30, 2025, the Company granted 330,706 stock options, presented on a post-reverse stock split basis, under the 2020 Equity Incentive Plan. Refer to Note 12 - Subsequent Events for additional information. No restricted stock units (RSUs) were granted during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company received $0.2 million from the exercise of stock options granted under the Plans and granted 71,427 RSUs to several non-employee directors, which RSUs vest upon satisfaction of a service-based condition and performance condition based on a liquidity event. The Company granted 47,618 RSUs in total during the three and six months ended June 30, 2024.

9. Income Taxes

Effective Tax Rate

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Loss before income taxes	$(8,482)	$(10,626)	$(16,762)	$(20,020)
Income tax expense	(14)	(7)	(18)	(12)
Effective tax rate	0.2%	0.1%	0.1%	0.1%

The income tax amount for each of the three and six months ended June 30, 2025 and 2024 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The effective tax rate was less than 1% for both the three and six months ended June 30, 2025 and 2024. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. There is no federal provision for income taxes as the Company

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation balance at June 30, 2025 and December 31, 2024.

10. Related Party Transactions

The Company defines related parties as any party that controls or can significantly influence the management or operating policies of the Company to the extent that the Company may be prevented from fully pursuing its own interests, such as directors, executive officers, and stockholders, including a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members. For the three and six months ended June 30, 2025 and 2024, the Company did not have any related party transactions.

11. Segment and Geographic Information

The Company’s chief operating decision maker (CODM) is the Company’s chief executive officer (CEO) and reviews the financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses revenue, gross margin, operating expenses and net loss by its single operating and reportable segment to make strategic business decisions.

The following table sets forth the Company’s disaggregation of operating expenses which were reviewed by the CODM for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Research and development	$8,898	$9,391	$17,585	$18,827
Sales and marketing	2,399	2,542	4,948	5,267
General and administrative	4,670	5,441	10,564	8,704
Total operating expenses	$15,967	$17,374	$33,097	$32,798

The following is a summary of net sales for the three and six months ended June 30, 2025 and 2024, based on the country to which the Company's products were shipped, which may be different from the geographic locations of the ultimate end customers (in thousands):

	Three months ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024

Taiwan	$6,813	$7,219	$12,845	$9,868
China	8,667	12,477	14,257	24,300
Singapore	2,056	—	5,655	—
Rest of the World*	337	556	848	1,294
Total	$17,873	$20,252	$33,605	$35,462
*Other countries individually less than 10%

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following illustrates property, equipment and software, net, and right-of-use assets, net by geographic locations based on physical location (in thousands):

	June 30, 2025	December 31, 2024
Taiwan	$3,455	$2,139
China	794	593
North America	560	786
Rest of the World*	22	26
Total	$4,831	$3,544
*Other countries individually less than 10%

12. Subsequent Events

Reverse Stock Split

On July 18, 2025, the Company effected a 1-for-28 reverse stock split (the Stock Split) of the Company’s issued and outstanding shares of common stock and options to purchase common stock. The Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the numbers of shares underlying the RSUs and the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock. No fractional shares were distributed as a result of the Stock Split, and stockholders were entitled to a cash payment in lieu of fractional shares. The Stock Split did not affect the par values per share or total authorized common stock. Accordingly, all share and per share amounts for all periods presented in the condensed consolidated financial statements have been adjusted retroactively, where applicable, to reflect the Stock Split.

Initial Public Offering

On July 31, 2025, the Company completed its IPO, in which 4.6 million shares of common stock were issued and sold, inclusive of the exercise in full of the underwriters' option to purchase 0.6 million additional shares. The Company received net proceeds of $97.2 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses. In connection with the IPO, all shares of redeemable convertible preferred stock then outstanding automatically converted into an aggregate of 12,729,240 shares of common stock, and the Company issued 424,032 shares of common stock upon exercise of warrants and will, at the expiration of the applicable lock-up period, issue 34,254 shares of common stock upon settlement of RSUs outstanding for which the performance-based vesting condition was satisfied in connection with the IPO.

Prior to the IPO, deferred offering costs, consisting primarily of accounting, legal and other fees related to the IPO, were capitalized within other current assets in the condensed consolidated balance sheets. As of June 30, 2025, $1.1 million of deferred offering costs were included within prepaid and other current assets in the condensed consolidated balance sheets.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful integration of AI;
•
our end customer relationships and our ability to retain and expand our end customer relationships and to achieve design wins;
•
the success, cost, and timing of new products;
•
our ability to compensate for decreases in average selling prices of our products;
•
our ability to address market and end customer demands and to timely develop new or enhanced products to meet those demands;
•
anticipated trends, challenges and growth in our business and the markets in which we operate, including pricing expectations;
•
our expectations regarding our revenue, gross margin and expenses;
•
the size and growth potential of the markets for our products, and our ability to serve those markets;
•
plans to expand sales and marketing efforts through increased collaboration with our distributors, resellers, and contracted sales representatives;
•
the loss of one or more significant end customers;
•
our expectations regarding competition in our existing and new markets, including our expectations concerning our mix of revenue by geography;
•
regulatory developments in the United States and foreign countries, the deterioration in economic factors arising from trade disputes and the imposition of trade sanctions or increased tariffs;
•
our dependence on international end customers and operations;
•
the performance of our third-party suppliers and manufacturers;
•
our and our end customers’ ability to respond successfully to technological or industry developments;
•
the cyclical nature of the semiconductor industry;
•
our ability to attract and retain key management personnel;
•
intellectual property and related litigation;
•
the accuracy of our estimates regarding capital requirements and needs for additional financing;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•
our expectations regarding our ability to obtain, maintain, protect, and enforce intellectual property protection for our technology;
•
our use of the net proceeds from the IPO;
•
our ability to remediate the material weakness in our internal control over financial reporting and design and maintain effective internal control over financial reporting; and
•
the potential impact of macroeconomic conditions and geopolitical conflicts, including the conflicts between Russia and Ukraine or in the Middle East, recession fears, fluctuations in global interest rates, foreign exchange volatility and inflationary pressures, on our business and the businesses of our suppliers and end customers.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report on Form 10-Q and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our historical condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2024 included in the final prospectus (the Final Prospectus), for our initial public offering (the IPO), dated as of July 29, 2025 and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on July 31, 2025. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a pioneer and leading provider of ultra-low power semiconductor solutions designed to address the significant power consumption challenges of general purpose and Artificial Intelligence (AI) compute – especially at the edge.

Our customers rely on Ambiq to deliver AI compute closer to end users (edge environments) where power consumption challenges are the most severe. We seek to drive growth in AI adoption at the edge in the personal devices, medical/healthcare, industrial edge, and smart home and building markets and continue to set new standards in edge AI performance and power efficiency. Over time, we expect to integrate our ultra-low power technology into additional chip products that benefit from greater power efficiency, including high-performance compute applications such as AI data centers and automotive.

To date, a majority of AI compute has been deployed in data centers due to its large physical scale and the need for wall plug energy, as AI compute requires enormous and steady energy resources. At the edge, however, power limitations have been especially acute due to small device size and limited battery life. We believe this greatly constrains the potential of AI to improve our daily on-the-go lives. Enabling AI at the edge, where the action takes place, with vastly improved power efficiency will allow faster real-time decision-making due to data proximity, greater data privacy, higher energy efficiency from reduced network usage, and less dependence on constant costly connections to the cloud. We believe new AI use cases will only be possible if edge devices are much more power efficient.

Our proprietary Sub-threshold Power Optimized Technology (SPOT®) platform is designed to fundamentally and cost-effectively reduce power consumption of battery- and wireline-powered devices alike. Depending on the application, devices incorporating SPOT demonstrate a two to five times reduction in power consumption compared to conventional integrated circuit designs. SPOT is a ground-breaking approach at the chip design level that incorporates sub- and near-threshold hardware, without using expensive manufacturing processes.

We provide a full stack solution encompassing tightly integrated hardware and software. Our solutions include a diverse family of systems-on-chip (SoCs) and the software required to enable on-chip AI processing, general compute, sensing, security, storage, wireless connectivity, and advanced graphics. Our SoC solutions deliver compute at a very small fraction of the power consumed by our competitors' products.

Our ultra-low power SoCs serve a wide range of markets requiring on-device and real-time AI, including smartwatches and fitness trackers, augmented and virtual reality (AR/VR) glasses, smart rings, digital health monitors, security systems and access control, livestock tracking, crop monitoring, and factory automation. These devices increasingly offer on-chip AI-powered features such as speech recognition, domain-specific language models, image and video processing, and sensing, further straining power consumption, which our solutions are positioned to address.

As global demand for our SoC solutions accelerates, our sales and marketing efforts are increasingly focused on our end customers in target geographies such as the United States, Europe and Asia (ex-Mainland China).

For the three months ended June 30, 2025 and 2024 , we generated net sales of $17.9 million and $20.3 million, respectively, and a net loss of $8.5 million and $10.6 million, respectively.

For the six months ended June 30, 2025 and 2024, we generated net sales of $33.6 million and $35.5 million, respectively, and a net loss of $16.8 million and $20.0 million, respectively. As of June 30, 2025, we had an accumulated deficit of $337.0 million.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and the following key factors. While these factors present significant opportunities for us, they also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

Geographical Concentration

As we focus on creating meaningful benefits to our end customers for their edge AI capabilities, we are shifting our geographic concentration. Historically, our sales were significantly concentrated with end customers in Mainland China. Given geopolitical concerns, subsidized competitors creating a price sensitive environment in Mainland China and our desire to service new markets in medical/healthcare, industrial edge, and smart home and buildings, we continue to prioritize our management and sales efforts toward other meaningful geographies. As a result, we expect to continue to experience a substantial shift over the next year in our underlying geographical concentration. For example, in 2023, 66% of our net sales were to end customers in Mainland China, as compared to 50% in 2024. During the second quarter of 2025, 12% of our net sales were to end customers in Mainland China, as compared to 42% during the second quarter of 2024. We currently anticipate this trend will continue in 2025 and beyond. We believe this shift will result in a significant margin improvement opportunity given the benefits of other markets outside of Mainland China.

End Customer Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers. Our largest end customer historically has accounted for a large portion of our sales, representing approximately 38% of our net sales for the six months ended June 30, 2025. A different end customer accounted for approximately 31% of our net sales for the three months ended June 30, 2024. In addition, our top ten end customers for the six months ended June 30, 2025 and 2024, accounted for 98% and 96% of our net sales, respectively.

We have demonstrated strong end customer growth with technology leaders validating our technology platform and our robust product offerings. We work with our end customers at the front end of their design cycles, helping them develop next-generation products. The collaborative nature of these relationships provides us with enhanced visibility into our end customers’ future requirements, allowing us to expand our business and increase our content in future products.

Product Development and Adoption

We develop and sell leading-edge ultra-low power SoCs, tightly bundled with software and various other solutions that combine 32-bit microcontrollers (MCUs) with wireless connectivity and additional circuitry, such as graphics processing units, serial interfaces, and analog-to-digital interfaces. Our success is dependent on end customers adopting our new technology and preferring our products over competing offerings or technologies.

Our current end customer products are characterized by rapidly changing technologies, industry standards and technological obsolescence. We work closely with our end customers to understand their product roadmaps and strategies to forecast their future needs, which significantly influence our technology roadmap and development priorities. Our revenue performance is dependent on our ability to continually develop and introduce new products to meet the changing technology and performance requirements of the market and our end customers. Maintaining our competitive advantage is critical to our financial performance. We continue to expect to make significant investments in research and development, and our research and development expenses in a particular period may be significantly impacted by a specific product launch or engineering initiatives that we have undertaken to maintain our competitiveness or expand our product portfolio.

Unit Price and Volume and Gross Margins

Our revenue is driven by the number of units and average selling price (ASP) of our products, which can fluctuate from period to period based on the timing of our product lifecycle. The ASPs of our products vary significantly. While the ASP of any individual product generally decreases over time, our average ASPs have historically increased as we continue to introduce new higher-end products with higher ASPs.

Our product gross margins may fluctuate from period to period due to changes in our average selling price per unit due to new product launches and existing product mix with our end customer base. Our gross margins are also impacted by any changes to our manufacturing yield and wafer assembly and testing costs. We routinely experience increased prices for silicon wafers, packaging, printed circuit boards, and testing costs, which are used in our manufacturing process. As a result, our gross margins are impacted by our ability to offset any increases in our cost structure through increased prices, productivity improvements, or other means.

Cyclical Nature of the Semiconductor Industry

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. Historically, the industry has experienced significant downturns during global recessions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party wafer fabrication and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. Any downturns or upturns in the semiconductor industry could harm our business, financial condition and results of operations. Our revenue has historically been subject to some seasonal variation. However, with rapid changes in technology development and our markets, the seasonal factors that affect our business may change from time to time.

Economic Volatility

Our sales and gross margin depend significantly on general economic conditions and the demand for products in the markets where our end customers compete. Weaknesses in the global economy and financial markets, including the impact of the ongoing global conflicts, such as the Russia-Ukraine and Middle East conflicts, may in the future lead to lower demand for our end customers’ products that incorporate our products. Volatile and/or uncertain economic conditions, including increased inflation rates and the imposition of tariffs in the United States and abroad can adversely impact sales and gross margin and make it difficult for us to accurately forecast and plan our future business activities. In addition, any disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all.

Components of our Operating Results

Net Sales

We are a products-focused business. Our net sales are recognized when control of our products is transferred to our customers for consideration that we expect to receive for our products, net of returns and allowances. Our net sales are driven by the average selling price of our products, product volumes, and mix of products sold. Our end customers represent the actual user of our product, whether sold directly to or through a distributor.

Cost of Sales

Our cost of sales includes the cost of purchasing finished wafers manufactured by independent foundries and costs associated with the assembly, testing, shipping and handling of products along with allocated costs for salary, stock compensation and related benefits for personnel involved in the manufacturing of our products. Cost of sales also includes depreciation for equipment and photomasks supporting the manufacturing process, write downs of inventory, sell-through of products previously reserved for, IP royalties, licensing fees, logistics, quality assurance, warranty, and other costs incurred by us.

Gross Profit

Gross profit is calculated as net sales less cost of sales.

Operating Expenses

Our operating expenses are categorized as research and development costs or selling, general, and administrative expenses and classified based on the descriptions below:

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of compensation-related expenses, including salaries, benefits, and stock-based compensation expense for employees that support our research and development organization, external consulting and services costs, licensing fees, equipment tooling and allocations of other costs we incur. Assets purchased to support our ongoing research and development activities are capitalized when related to products that have achieved technological feasibility or have an alternative future use and are amortized over their estimated useful lives. We expect research and development costs to increase as a public company as we intend to reinvest our proceeds into our future product development and the expansion of our current product offerings.

Selling, General, and Administrative Expenses

Our selling, general, and administrative expenses consist of compensation-related expenses, including salaries, benefits, and stock-based compensation expense for employees that support our sales, finance, human resources, marketing, and other corporate functional support. Selling, general, and administrative also includes insurance costs, rent and lease expenses, travel and entertainment, and general corporate expenses, such as accounting, audit, legal, regulatory, and tax compliance. We expect selling, general, and administrative expenses to increase in absolute dollars as we incur increased accounting, legal and professional fees and other costs associated with being a public company.

Other Income (Expense), net

Other income (expense), net reflects interest income generated from our cash on hand being invested in short-term money market account activity. Our other expenses are principally the mark-to-market valuation of our warrant liabilities and the impact of foreign exchange gains and losses on our results.

Provision for Income Taxes

Our provision for income taxes includes federal, foreign and state taxes. Income taxes are accounted for using the asset and liability method.

Results of Operations

The results of operations data in the following tables for the periods presented have been derived from the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for each of the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$17,873	$20,252	$33,605	$35,462
Cost of sales	10,703	13,841	18,046	22,817
Gross profit	7,170	6,411	15,559	12,645
Operating expenses:
Research and development	8,898	9,391	17,585	18,827
Selling, general and administrative	7,069	7,983	15,512	13,971
Loss from operations	(8,797)	(10,963)	(17,538)	(20,153)
Other income (expense), net	315	337	776	133
Loss before income taxes	(8,482)	(10,626)	(16,762)	(20,020)
Provision for income taxes	14	7	18	12
Net loss	$(8,496)	$(10,633)	$(16,780)	$(20,032)

The following table summarizes the results of our operations for each of the three and six months ended June 30, 2025 and 2024 as a percentage of net sales. All percentage amounts were calculated using the underlying data:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9%	68.3%	53.7%	64.3%
Gross profit	40.1%	31.7%	46.3%	35.7%
Operating expenses:
Research and development	49.8%	46.4%	52.3%	53.1%
Selling, general and administrative	39.6%	39.4%	46.2%	39.4%
Loss from operations	(49.2)%	(54.1)%	(52.2)%	(56.8)%
Other income (expense), net	1.8%	1.7%	2.3%	0.4%
Loss before income taxes	(47.5)%	(52.5)%	(49.9)%	(56.5)%
Provision for income taxes	0.1%	0.0%	0.1%	0.0%
Net loss	(47.5)%	(52.5)%	(49.9)%	(56.5)%

Net Sales

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Net sales	$17,873	$20,252	(11.7)%	$33,605	$35,462	(5.2)%

Net sales decreased for both the three and six months ended June 30, 2025 as compared to the same periods in 2024. Net sales decreased $2.4 million or 11.7% for the three months ended June 30, 2025 and $1.9 million or 5.2% for the six months ended June 30, 2025. The decrease was primarily driven by the strategic prioritization of non-Mainland China opportunities. Sales outside of Mainland China were $15.9 million and $30.6 million for the three and six months ended June 30, 2025, respectively and $11.8 million and $19.4 million for the three and six months ended June 30, 2024, respectively. In addition, net sales to our top ten end customers in the second quarter decreased by 10.3% to $17.5 million, compared to $19.5 million in the second quarter of 2024. Net sales to our top ten end customers for the six month ended June 30, 2025 decreased by 3.5% to $32.8 million, compared to $34.0 million for the six months ended June 30, 2024.

Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Gross profit	$7,170	$6,411	11.8%	$15,559	$12,645	23.0%
Gross margin	40.1%	31.7%		46.3%	35.7%

Gross profit increased for both the three and six months ended June 30, 2025 as compared to the same periods in 2024. Gross profit increased 11.8% while gross margin increased 840 basis points in the three months ended June 30, 2025. Gross profit increased 23.0% while gross margin increased 1,060 basis points in the six months ended June 30, 2025. The increase in each period was driven by a more favorable product and customer mix as we continued to execute our strategic prioritization of non-Mainland China opportunities. Gross profit from our customers outside of Mainland China was $6.5 million and $14.4 million for the three and six months ended June 30, 2025, respectively and $0.7 million and $1.2 million for the three and six months ended June 30, 2024, respectively.

Research and Development Expenses

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Research and development	$8,898	$9,391	(5.2)%	$17,585	$18,827	(6.6)%

Research and development expenses for the three months ended June 30, 2025 decreased $0.5 million, or 5.2%, to $8.9 million in the second quarter of 2025 from $9.4 million in the second quarter of 2024. Research and development expenses for the six months ended June 30, 2025 decreased $1.2 million, or 6.6%, to $17.6 million in the first half of 2025 from $18.8 million in the first half of 2024. The overall decrease in research and development in each period was primarily attributable to the timing of product development.

Selling, General and Administrative Expenses

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,069	$7,983	(11.4)%	$15,512	$13,971	11.0%

Selling, general and administrative expenses for the three months ended June 30, 2025 decreased $0.9 million, or 11.4%, to $7.1 million in the second quarter of 2025 from $8.0 million in the second quarter of 2024. The decrease was primarily attributable to the warrant issuance in the second quarter of 2024 that did not repeat.

Selling, general and administrative expenses for the six months ended June 30, 2025 increased $1.5 million, or 11.0% to $15.5 million in the first half of 2025 from $14.0 million in the first half of 2024. The increase was primarily attributable to increased transaction costs that were expensed during the first quarter of 2025 related to the IPO.

Other Income, Net

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Other income, net	$315	$337	(6.5)%	$776	$133	483.5%

Other income, net for the three months ended June 30, 2025 decreased 6.5%, to $0.3 million in the second quarter of 2025 from $0.3 million in the second quarter of 2024. The decrease was primarily related to timing of cash balances during the period.

Other income, net for the six months ended June 30, 2025 increased $0.6 million, or 483.5%, to $0.8 million in the first half of 2025 from $0.1 million in the first half of 2024. The increase was primarily related to higher interest income related to our cash being held in interest bearing accounts beginning in 2024.

Provision for Income Taxes

We recorded minimal income tax expense in the second quarter of 2025 on a pre-tax loss of $8.5 million, yielding an effective tax rate of 0.17%. We recorded minimal income tax expense during the first half of 2025 on a pre-tax loss of $16.8 million, yielding an effective tax rate of 0.11%. Our effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the change in valuation allowance. We recorded income tax expense in the second quarter of 2024 on a pre-tax loss of $10.6 million, yielding an effective tax rate of 0.07%. We recorded income tax expense in the first half of 2024 on a pre-tax loss of $20.0 million, yielding an effective tax rate of 0.06%.

Liquidity and Capital Resources

Since inception, we have incurred negative cash flows and losses from operations. We have funded operations primarily through equity financings and cash from operations. We anticipate incurring losses and negative cash flows from operations until such time, if ever, that we can generate significant sales of our products currently in development. As of June 30, 2025, we had $47.5 million in cash. In July 2025, we completed the IPO, which resulted in net proceeds of $97.2 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses. Our principal use of cash is to fund our operations, invest in research and development to support our growth and other general corporate needs.

We believe that our cash on hand and anticipated cash from operations will be sufficient to finance our operations for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of our selling, general and administrative and research and development expenditures, and the continuing market acceptance of our products. Additionally, we anticipate a significant increase in accounting, legal, and professional fees and other costs associated with being a public company. If our current financial resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations, and financial condition would be adversely affected.

Cash Flows from Operating, Investing and Financing Activities

Changes in the net cash provided by and (used in) our operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 are set forth in the following table:

	Six months ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(10,549)	$(5,094)
Net cash used in investing activities	(3,141)	(1,718)
Net cash provided by financing activities	175	51,789

Operating Activities

For the six months ended June 30, 2025, cash flow used for operations was $10.5 million. Operating cash flow during the first six months of 2025 was related to the cash components of our net loss and $1.9 million of favorable changes in working capital, driven primarily by a reduction of $0.8 million in inventory, offset by $2.7 million resulting from the timing of our sales to customers and payments to our vendors.

For the six months ended June 30, 2024, cash flow used in operations was $5.1 million. Operating cash flow use during the quarter was related to the cash components of our net loss and by $8.7 million of favorable changes in working capital, driven primarily by $11.0 million of lower inventory purchases, and $2.3 million resulting from the timing of our sales to customers and payments to our vendors.

Investing Activities

For the six months ended June 30, 2025, we used $3.1 million in cash for investing activities, which related to $2.7 million of technology investments in intangible assets and $0.5 million in capital expenditures.

For the six months ended June 30, 2024, we used $1.7 million in cash for investing activities, which related primarily to $1.5 million of technology investments in intangible assets.

Financing Activities

For the six months ended June 30, 2025, we generated $0.2 million related to financing activities, driven by proceeds from the exercise of stock options of $0.2 million.

For the six months ended June 30, 2024, we generated approximately $51.8 million in financing activities, driven primarily by $51.5 million from our Series G preferred stock issuance and proceeds from the exercise of stock options of $0.3 million.

Non-GAAP Financial Measures

We use non-GAAP net loss and non-GAAP gross profit, both non-GAAP financial measures, to help us make strategic decisions, establish budgets and operational goals for managing our business, analyze our financial results, and evaluate our performance. We define non-GAAP net loss as our net loss adjusted to exclude expenses not directly attributable to the performance of our operations, such as income taxes, depreciation and amortization, stock-based compensation, gain on nonmonetary transaction, severance costs, transaction costs and warrant valuation. We define non-GAAP gross profit as our gross profit adjusted to exclude expenses not directly attributable to gross profit, such as depreciation and amortization, stock-based compensation and non-monetary transactions.

We present the non-GAAP financial measures non-GAAP net loss and non-GAAP gross profit in this Quarterly Report on Form 10-Q because we believe these non-GAAP financial measures provide additional tools for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors. However, our presentation of non-GAAP net loss and non-GAAP gross profit may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. Non-GAAP net loss and non-GAAP gross profit have limitations, and should not be considered as the sole measures of our performance and should not be considered in isolation from, or as a substitute for, net loss and gross profit calculated in accordance with GAAP.

Some of these limitations are that non-GAAP net loss and non-GAAP gross profit:

•
do not reflect incomes taxes, which are necessary costs incurred in connection with our operations and reduce cash available to us;
•
exclude depreciation and amortization, and although these are non-cash expenses, the assets being depreciated may have to be replaced in the future, increasing our cash requirements;
•
do not reflect stock-based compensation expenses, which represent a significant cost of attracting and retaining qualified employees, and excluding them may underestimate the true economic cost of our workforce;
•
do not reflect gain on nonmonetary transactions;
•
do not reflect severance costs which represent costs associated with reductions in force;
•
exclude IPO and related transaction costs which represent non-recurring professional fees for advisory, legal, accounting, valuation and other professional or consulting services incurred related to the IPO; and
•
exclude warrant valuation costs, which represent the mark-to-market valuation of liability-classified warrants.

Because of these limitations, we consider, and you should consider, non-GAAP net loss and non-GAAP gross profit alongside other financial performance measures, including net loss and gross profit and our other GAAP results. A reconciliation of our non-GAAP net loss to net loss and non-GAAP gross profit to gross profit, the most directly comparable financial measures stated in accordance with GAAP, are provided below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measure to their most directly comparable GAAP financial measure.

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Net Loss:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(8,496)	$(10,633)	$(16,780)	$(20,032)
Add:
Income taxes	14	7	18	12
Depreciation and amortization	1,853	1,612	3,814	3,169
Stock-based compensation	765	1,637	1,616	2,189
Gain on nonmonetary transaction	—	—	(1,600)	(1,600)
Severance costs	—	—	—	706
IPO and other transaction costs	—	—	1,793	—
Warrant valuation	2	—	60	—
Non-GAAP net loss	$(5,862)	$(7,377)	$(11,079)	$(15,556)

During each of the six months ended June 30, 2025 and 2024, the Company received nonreciprocal transfer of assets with a vendor. The total fair value of nonmonetary transactions recorded during the first half of each year was approximately $1.6 million, which was recognized as a gain in cost of sales.

Non-GAAP Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$7,170	$6,411	$15,559	$12,645
Add:
Depreciation and amortization	430	174	992	399
Stock-based compensation	40	71	100	101
Gain on nonmonetary transaction	—	—	(1,600)	(1,600)
Non-GAAP gross profit	$7,640	$6,656	$15,051	$11,545

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition are based upon the consolidated financial statements of this business, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, revenue reserves, inventory valuation, stock-based compensation, taxes on income, warranty obligations and contingencies and litigation. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences may be material to the financial statements. We believe that the accounting policies and estimates described below are the most meaningful to our operations or require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Our significant accounting policies are fully described in Note 2 to our condensed consolidated financial statements included in the footnotes of this Quarterly Report on Form 10-Q.

There have been no material changes to our critical accounting policies and estimates as described in the Final Prospectus.

Recently Issued and Adopted Accounting Pronouncements

For more information regarding recently issued accounting pronouncements, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Controls and Procedures

We are not currently required to comply with all the provisions of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). Our management will be required to certify as to the effectiveness of our internal control over financial reporting in our second annual report on Form 10-K following the IPO. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will our independent registered public accounting firm be required to provide an attestation report on the effectiveness of our internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. However, we do have internal controls in place in key areas of risk.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rates risk associated with our cash and cash equivalents, foreign currency risk and impact of inflation. We do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Interest Rate Risk

Our assets have limited exposure to market risk. As of the six months ended June 30, 2025 and 2024, and the years ended December 31, 2024 and 2023, we maintained a portfolio of cash and cash equivalents, including money market funds. None of these investments have a maturity date in excess of three months. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. A majority of our sales and expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars reducing the exposure to currency fluctuations. Due to our international operations, a portion of our cost of sales and operating expenses is denominated in currencies other that the U.S. dollar, principally the Chinese RMB, the Taiwanese dollar, and the Singapore dollar. Our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, Chinese RMB, Taiwanese dollar and Singapore dollar.

In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We had no foreign currency derivative instrument hedges as of the six months ended June 30, 2025 and 2024, and the years ended December 31, 2024 and 2023. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of our operating results. The impact from foreign currency transactions during the six months ended June 30, 2025 and 2024, and the years ended December 31, 2024 and 2023 were not material. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the

Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company and may take advantage of these exemptions until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the consummation of the IPO; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2025, due to the material weakness in our internal control over financial reporting described below.

Background and Remediation of Material Weaknesses

In connection with the preparation of our consolidated financial statements as of December 31, 2024, we identified material weaknesses in our internal control over financial reporting. The material weakness identified relate to controls to address segregation of certain accounting duties and information technology controls. We concluded that the material weakness in our internal control over financial reporting occurred because we did not have the necessary business processes, systems, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

As part of our plan to remediate this material weakness, we have and will continue to take, certain measures to remediate the material weakness. As part of our remediation plans, we have implemented a new financial system and have enhanced control procedures to mitigate segregation of duties. We have also implemented additional review controls and processes that require additional levels of review by those charged with financial governance of our company.

We will not be able to fully remediate the identified material weakness until the ongoing steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We cannot assure you that we will be able to fully remediate the material weakness in a timely manner. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

Changes in Internal Control over Financial Reporting

Except with respect to the remediation measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, to our knowledge, we are not party to and our property is not subject to any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims that arise in the ordinary course of our business activities. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described more fully below in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

•
We have a history of net losses, and we may not achieve or maintain profitability in the future.
•
We depend on a limited number of end customers for most of our revenue. The loss of, or a significant reduction in orders from our key end customers that are not replaced by other orders from new or existing customers, would significantly reduce our revenue and adversely impact our business, financial condition and results of operations.
•
We do not have long-term commitments from our end customers, and our end customers may cease purchasing our products at any time.
•
The nature of the design win process requires us to incur expenses without any guarantee that research and development efforts will generate material revenue, which could adversely affect our business, financial condition and results of operations.
•
Failure to adjust our inventory due to changing market conditions or failure to accurately estimate our end customers’ demands could adversely affect our revenue and could result in charges for obsolete or excess inventories.
•
Decreases in average selling prices of our products and increases in input costs may reduce our gross margins.
•
If we fail to penetrate new markets or introduce new capabilities into our solutions, or otherwise execute our business strategy, our revenue and financial condition would be harmed.
•
If we are unable to manage our growth effectively, we may not be able to execute our business plan and our business, financial condition and results of operations could suffer.
•
We continue to invest in research and development efforts for several new markets. If we are unable to commercialize these technologies, our business, financial condition and results of operations could be negatively affected.
•
Our estimate of the market size for our solutions may prove to be inaccurate, and even if the market size is accurate, we cannot ensure that we will serve a significant portion of the market.

•
The AI industry is subject to complex, evolving regulatory, statutory, and other requirements that may be difficult and expensive to comply with and that could negatively impact broad-based adoption of AI and, as a result, our business.
•
We have no manufacturing capabilities of our own. We are a fabless company, meaning that we do not own a semiconductor foundry, and we rely on a single third-party supplier for the fabrication of semiconductor wafers and on a limited number of suppliers of other materials, and the failure of any of our suppliers to provide us with wafers and other materials on a timely basis would harm our business, financial condition and results of operations.
•
We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs or that may prohibit us from selling our products to specific targeted entities.
•
Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti- bribery laws could subject us to penalties and other adverse consequences.
•
Our failure to comply with the Outbound Investment Security Program could subject us to penalties and other adverse consequences.
•
Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, this could prevent us from meeting our own guidance or expectations of securities analysts or investors.
•
We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could adversely affect our business, financial condition and results of operations.
•
If we are unable to obtain, maintain and enforce patent protection for our current and future proprietary technology and inventions, or if the scope of the patent protection obtained is not sufficiently broad, our ability to compete successfully and our business, financial condition and results of operations could be adversely impacted.
•
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed.
•
We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
•
We, and the third parties with whom we work with, are subject to stringent and evolving U.S. and foreign laws, regulations, rules, standards, contractual obligations, policies, and other obligations, related to data privacy and cybersecurity. Our (or the third parties with whom we work with) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•
Our stock price may be volatile, and investors in our common stock may not be able to resell shares of our common stock at or above the price paid, or at all.
•
We will incur significantly increased costs as a result of operating as a company whose common stock is publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•
We identified a material weakness in our internal control over financial reporting, and we may experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting.
•
Our management team has limited experience managing a public company.

Risks Related to Our Business

We have a history of net losses, and we may not achieve or maintain profitability in the future.

We have incurred net losses and negative cash flows from operations since inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future, due in part to our continued investment in our business. We incurred a net loss of $16.8 million and $20.0 million for the six months ended June 30, 2025 and 2024, respectively, and $39.7 million and $50.3 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $337.0 million and $320.3 million as of June 30, 2025 and December 31, 2024, respectively. We expect our costs to increase in future periods as we continue to expend substantial resources on research and development, expansion into new markets, marketing and general administration (including expenses related to being a public company). The net losses we incur may fluctuate significantly from quarter to quarter.

Our long-term success is dependent upon our ability to generate increased revenue, obtain additional capital when needed and, ultimately, to achieve and maintain profitable operations. We will need to generate significant additional revenue and successfully manage our research and development and other expenses to achieve and maintain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not maintain or increase profitability in the future. Our failure to achieve or maintain profitability could negatively impact our stock price.

We depend on a limited number of end customers for most of our revenue. The loss of, or a significant reduction in orders from our key end customers that are not replaced by other orders from new or existing customers, would significantly reduce our revenue and adversely impact our business, financial condition and results of operations.

Our largest end customer historically has accounted for a large portion of our sales, representing approximately 38% of our net sales for both the three and six months ended June 30, 2025. A different end customer accounted for approximately 35.5% and 30.9% of our net sales for the three and six months ended June 30, 2024, respectively. Two other single end customers directly or indirectly accounted for more than 10% of our net sales in both the three and six months ended June 30, 2025. In addition, our top ten customers accounted for approximately 98% of our total net sales for each of the three and six months ended June 30, 2025. Our top ten customers accounted for 96.1% and 95.9% for the three and six months ended June 30, 2024. We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers.

In addition, historically, our sales were significantly concentrated with end customers in Mainland China. For example, in 2023, 66% of our net sales were to end customers in Mainland China, as compared to 50% in 2024. Given geopolitical concerns, subsidized competitors creating a price sensitive environment in Mainland China and our desire to service market segments outside of consumer wearable products, we have focused our management and sales efforts toward other critical geographies. As a result, we expect to continue to experience a substantial shift over the next year in our underlying customer concentration, as we seek to reduce our sales to customers located in Mainland China. However, there can be no assurance that we will be successful in our efforts to replace the revenue that we foresee from our end customers in Mainland China.

While we anticipate revenue attributable to our top end customers will fluctuate from period to period and expect to reduce our concentration of revenue from Mainland China, we expect to remain dependent on a small number of end customers for a meaningful portion of our revenue for the foreseeable future. If our end customers were to choose to reduce their orders or cease to order products from us or if our relationships with our end customers or our distributors are disrupted for any reason and we are unable to replace those orders with orders from new or existing end customers, there could be a significant negative impact on our business. Any reduction in sales attributable to our largest end customers would have a significant and disproportionate impact on our business, financial condition and results of operations.

We do not have long-term commitments from our end customers, and our end customers may cease purchasing our products at any time.

We sell our products to our end customers direct or through distributors and channel partners on a purchase order basis. While we do have cancellation and reschedule terms established with our distribution and channel partners, our end customers do not have any minimum or binding purchase obligations to us under these purchase orders and orders may be cancelled, reduced or rescheduled with little or no notice and without penalty. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from our end customers expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate. Certain distributor contracts do include variable consideration, such as limited price protection, return and stock rotation provisions, while direct customer contracts include general right of return provisions. These provisions require us to make judgments based on past experience and other factors. Our judgments may not be correct and our reserves in respect of these provisions may be inadequate resulting in our having to record unanticipated charges in a particular period.

Our end customers, or the distributors or channel partners through which we sell to these end customers, may choose to use solutions in addition to ours, use different solutions altogether, or develop in-house solutions that compete directly with our solutions, which could affect our end customers’ future purchasing decisions. In addition, the inability of our end customers or their contract manufacturers to obtain sufficient supplies of third- party components used with our products could result in a decline in the demand for our products and a loss of sales. Any of these events could significantly harm our business, financial condition and results of operations. In addition, if our distributors’ relationships with our end customers, including our larger end customers are disrupted due to our inability to deliver products and solutions in sufficient quantities or in a timely manner, or for any other reason, our end customers may cancel their purchase orders at any time, and there could be a significant negative impact on our business, financial condition and results of operations.

Our end customers regularly evaluate alternative suppliers in order to diversify their supplier bases, which increases their negotiating leverage with us and protects their ability to secure similar solutions. We believe that any expansion of our end customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to sell to our end customers, which would negatively affect our business, financial condition and results of operations. For example, sales in Mainland China decreased $5.1 million in 2024 in part due to pricing pressures from local competitors, which resulted in our selling two of our products at substantial discounts in order to liquidate inventories that were manufactured principally for sale in Mainland China. Any reduction in sales attributable to our end customers, and in particular our largest end customers, would have a significant impact on our business, financial condition and results of operations.

The nature of the design win process requires us to incur expenses without any guarantee that research and development efforts will generate material revenue, which could adversely affect our business, financial condition and results of operations.

We focus on winning competitive bid selection processes, resulting in “design wins,” to develop solutions for use in our end customers’ products. These lengthy selection processes may require us to incur significant expenditures and dedicate significant engineering resources to the development of new solutions without any assurance that we will achieve design wins. If we incur such expenditures but fail to be selected in the bid selection process, our business, financial condition and results of operations may be adversely affected. Further, because of the significant costs associated with qualifying new suppliers, end customers might use products or solutions that are functionally equivalent or that offer additional features from existing suppliers across a number of similar and successor products or solutions for a lengthy period of time. As we develop and introduce new solutions, we face the risk that end customers may not value or be willing to bear the cost of incorporating these newer solutions into their end products, particularly if they believe their end users are satisfied with prior offerings. Regardless of the improved features or superior performance of the newer solutions, end users may be unwilling to adopt our new solutions due to such implementation hurdles, or design or pricing constraints. As a result, if we fail to secure an initial design win for any of our solutions to any particular end customer, we may lose the opportunity to make future sales of those solutions to that end customer for a significant period of time or at all, and we may also experience an associated decline in revenue relating to those components. Failure to achieve initial design wins may also weaken our position in future competitive selection processes, which would harm our business, financial condition and results of operations. Moreover, even if we achieve initial design wins with end customers, our end customers are not contractually obligated to purchase products from us in connection with such design wins.

Failure to adjust our inventory due to changing market conditions or failure to accurately estimate our end customers’ demands could adversely affect our revenue and could result in charges for obsolete or excess inventories.

We make significant decisions, including determining the levels of business that we will seek, and accept production schedules, levels of reliance on outsourced contract manufacturing, personnel needs and other resource requirements, based on our estimates of end customer requirements. The lack of long-term commitments by our end customers and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate future requirements of our end customers. On occasion, our end customers may require rapid increases in production, which can challenge our resources. We may not have sufficient third-party wafer fabrication capacity at any given time to meet our end customers’ demands. Conversely, downturns in the end markets that our end customers serve have in the past caused and may in the future cause our end customers to significantly reduce the quantities of our products or solutions they order from us.

In addition, we base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Certain of our design service agreements and purchase commitments are non-cancelable, and in some cases we may be required to recognize charges representing minimum commitments which exceed our actual requirements. These types of commitments and agreements reduce our ability to adjust our inventory to address declining market demands. If demand for our solutions is less than we expect, we may experience additional excess and obsolete inventory and be forced to incur charges for write-offs. If revenues in future periods fall substantially below our expectations, or if we fail to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventory or non-cancelable purchase commitments.

During a market upturn, we may not be able to purchase sufficient supplies or components to meet the increasing demand for our solutions, which could prevent us from taking advantage of business opportunities. In addition, a supplier could discontinue production of a component necessary for our products, extend lead times, limit supply or increase prices due to capacity constraints or other factors. Our failure to adjust our supply chain volume, secure sufficient supply from our third-party vendors, including our semiconductor wafer suppliers, or estimate our end customers’ demand could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the risks described above have been and may be further amplified by global supply chain constraints and other macroeconomic conditions, including rising interest rates, higher rates of inflation, higher costs of fuel and transportation, potential resulting logistics delays, market volatility, and impacts of global conflicts, such as the ongoing Russia-Ukraine and Middle East conflicts on international trade and the economy generally, all of which could have a material adverse impact on our business, financial condition and results of operations.

Decreases in average selling prices of our products and increases in input costs may reduce our gross margins.

The market for our products is generally characterized by declining average sale prices (ASP) resulting from factors such as increased competition, the introduction of new products and increased unit volumes. We anticipate that ASPs for legacy products may decrease in the future in response to the introduction of new products by us or our competitors, or due to other factors, including pricing pressures from our end customers.

We typically conduct pricing negotiations for our existing products with our largest end customers. In order to achieve and sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce new products with enhanced features on a timely basis that can be sold initially at higher ASPs. Failure to do so could cause our revenue and gross margins to decline, which would negatively affect our business, financial condition and results of operations and could significantly harm our business. In addition, in connection with the significant increase in semiconductor demand and supply shortages in recent years, the cost of certain materials used to manufacture our products, including for semiconductor wafers, has increased as demand has outpaced supply. We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and the increased cost of certain materials, such as semiconductor wafers and other raw materials, and could adversely affect our gross margins. We maintain a relatively small infrastructure of facilities and human capital in certain locations around the world and, as a result, have limited ability to reduce our operating costs. Accordingly, in order to remain competitive, we must continually reduce the cost of manufacturing and assembling our products through design and engineering changes. We cannot assure you that we will be successful in redesigning our products and bringing redesigned products or solutions to the market in a timely manner, or that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or maintain or improve our gross margins. To the extent we are unable to reduce the prices of our products and remain competitive, our revenue will likely decline, resulting in further pressure on our gross margins, which could have a material adverse effect on our business, financial condition and results of operations and our ability to grow our business.

If we fail to penetrate new markets or introduce new capabilities into our solutions, or otherwise execute our business strategy, our revenue and financial condition would be harmed.

Most of our revenue is generated from SoCs, bundled with software and various other solutions that combine 32-bit MCUs with wireless connectivity and additional circuitry, such as graphics processing units, serial interfaces, analog-to-digital interfaces, and more. In the future, we believe we can expand our solutions into embedded application processors and dedicated AI processors. We generate the majority of our revenue from the personal devices market. We believe that our future revenue growth, if any, will significantly depend on our ability to expand or further penetrate existing markets, such as medical/healthcare, industrial edge and smart homes and buildings, as well as expand into new markets such as automotive and data center and computing. In addition, we believe that our future revenue growth, if any, will significantly depend on our ability to develop dedicated processor units purpose-built for AI in the future.

Each of these new or growth markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. We anticipate that as we continue to move into new markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate, or if the development of such markets is delayed or impacted by factors outside of our control, such as global conflicts, including the ongoing Russia-Ukraine and Middle East conflicts or other macroeconomic conditions, or if we are unable to penetrate any of these markets successfully with our solutions, our revenue could decline, and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs and ODMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to ours.

Meeting the technical requirements and securing design wins with any of the participants in these markets will require a substantial investment of our time and resources and we cannot assure you that we will secure design wins from these or other companies, that we will achieve meaningful revenue from the sales of our solutions into these markets, or that any revenue generated from these design wins will outweigh the costs of developing these designs. If we fail to penetrate these or other new markets we are targeting, our business, financial condition and results of operations would likely suffer. Moreover, even if we are successful in winning competitive bid selection processes in these new markets, it will likely take longer to generate revenue from such design wins than in our current markets.

We may also, in the future, seek to penetrate markets in new geographies. Certain of the markets we expect to target have higher barriers to entry, are more heavily regulated or favor domestic production. If we fail to penetrate these or other new markets we are targeting, or expend time and resources on entering these markets, but fail to generate sufficient revenue in such new geographies, our business, financial condition and results of operations would likely suffer.

We also plan to develop SPOT into an IP and chip development platform to make it easier for other companies to license or partner with us to incorporate SPOT into their own solutions. There is no guarantee that our efforts to develop SPOT into a licensing or partnership platform will succeed, in which case the proliferation of our SPOT platform into certain markets (e.g., data center markets) is likely to be limited.

If we are unable to manage our growth effectively, we may not be able to execute our business plan and our business, financial condition and results of operations could suffer.

In order to succeed in executing our business plan, we will need to manage our growth effectively as we make significant investments in research and development and sales and marketing, and expand our operations. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods. To manage our growth effectively, we must continue to expand our operations, engineering, accounting and finance, internal management, and other systems, procedures, and controls. This may require substantial managerial and financial resources, and our efforts may not be successful. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth, as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions, and we may fail to satisfy end customer product or support requirements, maintain the quality of our solutions, execute our business plan or respond to competitive pressures, any of which could negatively affect our business, financial condition and results of operations.

We continue to invest in research and development efforts for several new markets. If we are unable to commercialize these technologies, our business, financial condition and results of operations could be negatively affected.

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $17.6 million and $18.8 million for the six months ended June 30, 2025 and 2024, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy to focus on the development of new solutions, such as Apollo6, Atomiq, SoCs variants within existing Apollo families, as well as further penetration of existing markets, such as medical/healthcare, industrial edge and smart homes and buildings, and expansion into new markets such as automotive and data center and computing. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development of our solutions using sub-threshold and near-threshold designs at 0.4 volts, 0.5 volts, or 0.6 volts costs significantly more than development at the standard 0.8 volts or 0.9 volts. This added development cost could prevent us from being able to maintain a technological advantage over larger competitors that have significantly greater resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. If we incur increased research and development costs that do not result in revenue generation, our business, financial condition and results of operations would be adversely affected.

Our products are complex and may contain flaws which could lead to product liability, an increase in our costs and/or a reduction in our revenue.

Our products are complex and may contain software or hardware errors or defects (collectively, flaws), particularly when first introduced and when new versions are released. Our products are increasingly designed and integrated into more complex products, including higher levels of software and hardware integration in modules and system-level solutions and/or include elements provided by third parties which further increase the risk of flaws. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any flaws or vulnerabilities prior to delivery of our products to our end customers.

Should challenges occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our end customers. These flaws could also cause significant re-engineering costs, diversion of our engineering personnel’s attention from our product development efforts, and significant end customer relations and business reputation problems. Any unforeseen and undetected flaws could result in refunds, replacement, recall or other liability. Any of the foregoing could impose substantial costs and harm our business.

Product liability, data breach or cybersecurity liability claims may be asserted with respect to our products. Many of our solutions focus on security, storage, wireless connectivity, advanced graphics, and AI processing, which may make them particularly susceptible to cyberattacks. An undetected flaw, failure or vulnerability in our products could cause failure in our end customers’ products, and we could face claims for damages that are disproportionately higher than the revenue we receive from the components involved, as our products are typically sold at prices that are significantly lower than the cost of the end products into which they are incorporated. Furthermore, product liability risks are particularly significant with respect to any smart home and automotive applications because of the risk of serious harm to users of these end products. There can be no assurance that any insurance or associated warranty liabilities we maintain will sufficiently protect us from such claims.

We compete against companies that have significantly greater resources and broader product lines than we do, and we may also face competition from other technological approaches to low power.

The semiconductor industry is highly competitive and many of our direct and indirect competitors have substantially greater financial, technological, manufacturing, marketing, and sales resources than we do.

Consolidation in our industry may increasingly mean that our competitors have greater resources, including the ability to attract qualified employees or pass along higher cost components into product prices, that could put us at a competitive disadvantage. We currently compete directly with numerous large MCU vendors, such as Infineon, Microchip, NXP, Renesas, Silicon Laboratories, STMicroelectronics, Texas Instruments, and others. In addition, we also compete with connectivity players such as Dialog Semiconductor (now Renesas), Nordic Semiconductor, Synaptics, and Telink or connected processor platform players, such as Qualcomm. Competition from these companies may intensify as we offer more solutions in our existing end markets or expand into new end markets. We also face competition from emerging companies.

There is no guarantee that our approach to low power will remain competitive. Our SPOT platform enables devices to consume two to five times less power than traditional technologies at the same manufacturing geometries. However, low power can be achieved using other, diversified technological approaches. There is the possibility that novel, unique approaches to low power emerge that surpass the capabilities of our technology and produce solutions that are more efficient, more cost effective, or both. Should this happen, our financial results would likely suffer.

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to many semiconductor companies. For example, in August 2022, the United States enacted the U.S. CHIPS and Science Act of 2022 (the CHIPS Act), which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Because we operate a fabless business model, we do not believe we will be eligible for such investments from the government. Many of our competitors may benefit from the investments, which will help increase their production capacity, shorten their lead time and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. Historically, the industry experienced significant downturns during global recessions. These downturns have been characterized by diminished demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party wafer fabrication and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. Any downturns or upturns in the semiconductor industry could harm our business, financial condition and results of operations.

We depend on agreements with third party developers and licensors in order to satisfy certain end customer requirements, which subjects us to a number of risks, and any failure to execute on any of these arrangements could have a material adverse effect on our business, financial condition and results of operations.

We have entered into development, product collaboration and technology licensing arrangements with third parties, such as ARM Limited and Cadence Design Systems, Inc., and we expect to enter into new arrangements of these kinds from time to time in the future. These agreements are typically non-exclusive contracts provided under royalty-accruing or paid-up licenses. While we do not believe our business is dependent to any significant degree on any individual third-party license, we expect to continue to use and may license additional third-party technology for our solutions. These agreements may increase risks for us, such as the risks related to timely delivery of new products, risks associated with the ownership of the intellectual property developed, risks that such activities may not result in products that are commercially successful or available in a timely fashion, risks that third parties involved may abandon or fail to perform their obligations related to such agreements, and risks that certain technologies provided under such arrangements may not continue to be available on reasonable terms or at all. Any failure to timely develop commercially successful products under such arrangements as a result of any of these and other challenges could have a material adverse effect on our business, financial condition and results of operations.

If our information technology systems or data, or those of third parties, such as vendors and suppliers, with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, routinely collect, receive, store, use, handle, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process proprietary, confidential, and sensitive data, including intellectual property, trade secrets, proprietary technology and information about our business customers, suppliers and partners, and proprietary technology and information owned by our customers (collectively, sensitive information). We rely upon third party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.

Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information systems, or those of the third parties with whom we work. Further, a cybersecurity incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our solutions.

We, and the third parties with whom we work, are subject to a variety of evolving cybersecurity-related threats. While we have implemented various controls and defenses designed to prevent cybersecurity incidents, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Geopolitical tensions or conflicts have in the past led to, and may in the future lead to, increased risk of cybersecurity attacks. Notwithstanding defensive measures, experienced programmers, hackers, state actors, or others may be able to penetrate our security controls, or those of our vendors, suppliers, or customers, through attacks such as, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, access attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

Ransomware attacks, including those launched by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, ability to provide our solutions, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third party partners’ supply chains have not been compromised or that they do not contain exploitable flaws or bugs that could result in a breach of or disruption to our information technology systems (including our solutions or the third party information technology systems that support us and our solutions). We are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our products are compromised, a significant number of such companies and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm. The growth of our remote workforce, and the increase in remote working arrangement by our vendors and other third parties, poses increased risks to our information technology systems and data privacy, as more of our employees, and those of our vendors and other third parties, utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover cybersecurity issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and cybersecurity program.

While we have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information technology systems, products and solutions (including technologies from third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our solutions) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts, there can be no assurances that these vulnerabilities mitigation measures will be effective. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. and vulnerabilities in our information technology system could be exploited and result in a cybersecurity incident.

We have in the past, and may in the future, expend significant resources or modify our business activities to try to protect against cybersecurity incidents. Certain data privacy and cybersecurity obligations may, and could in the future, require us to implement and maintain specific security measures, industry-standard or reasonable cybersecurity measures to protect our information technology systems and sensitive information. Applicable data privacy and cybersecurity obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of cybersecurity incidents. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work with) experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class-action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Moreover, any such compromise of our information technology systems could result in the misappropriation or unauthorized publication of our confidential business or proprietary information, including trade secrets, or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. Cybersecurity incidents and attendant consequences may cause customers to stop using our solutions, deter new customers from using our solutions, and negatively impact our ability to grow and operate our business.

We must commit significant resources to ensuring that we develop secure technology, solutions and related devices. The process of ensuring the security of new technology is complex and uncertain, and if we fail to secure these devices, we could face government enforcement actions, litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations, financial loss, and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and cybersecurity obligations. Additionally, our insurance coverage may be inadequate, and a large data privacy or cybersecurity-related incident claim may exceed our coverage and/or prevent us from getting coverage in the future. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and cybersecurity practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Our estimate of the market size for our solutions may prove to be inaccurate, and even if the market size is accurate, we cannot ensure that we will serve a significant portion of the market.

Our estimates of the market size for our solutions, sometimes referred to as total addressable market , are subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis and industry experience and third-party data, which may be inaccurate. These estimates are, in part, based upon the size of the markets and geographies we target and an estimated range of prices for our current solutions and future development plans. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy and ability to maintain our product pricing levels, which are subject to many risks and uncertainties.

Moreover, we must continue to enhance and add to our existing markets and introduce our solutions to new markets. Accordingly, even if our estimate of the market size is accurate, we cannot ensure that we will serve a significant portion of this estimated market or that our pricing levels will not decline.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and/or hire additional personnel, our ability to develop and market our solutions could be harmed, which in turn could adversely affect our business, financial condition and results of operations.

Our success depends to a large extent upon the continued services of our executive officers, managers and skilled personnel, including our development engineers. In particular, we are highly dependent on the services of Scott Hanson, Ph.D. and Fumihide Esaka, our Founder and Chief Executive Officer, respectively, who, after over 15 and nine years of service, respectively, with our company, have been critical in the development and growth of our business and strategic direction. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. Our employees are not bound by obligations that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Moreover, our employees are generally not subject to non-competition agreements. The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could have a material adverse effect on our business, financial condition and results of operations. In addition, we recruit from a limited pool of engineers with specialized expertise and the competition for such personnel can be intense. Given these limitations, we may not be able to continue to attract, retain and motivate qualified personnel necessary for our business.

We also must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our solutions, any of which would adversely affect our business, financial condition and results of operations.

Acquisitions, divestitures, strategic investments and strategic partnerships could adversely affect our business, financial condition and results of operations.

We may pursue growth opportunities by acquiring complementary businesses, products, solutions or technologies through strategic transactions, investments or partnerships. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transaction may adversely affect our liquidity and capital structure. We may also choose to divest certain non-core assets, which divestitures could lead to charges against earnings and may expose us to additional liabilities and risks. Any strategic transaction might not strengthen our competitive position, may increase our risks, and may be viewed negatively by our end customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, products, personnel, or operations into our business or global tax structure. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to accounting principles generally accepted in the United States (GAAP) and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post-acquisition for which we have limited or no recourse.

Downturns or volatility in general economic conditions, including as a result of international hostilities, such as the ongoing Russia-Ukraine and Middle East conflicts, could have a material adverse effect on our business, financial condition and results of operations.

Our revenue and gross margin depend significantly on general economic conditions and the demand for our solutions in the markets in which our end customers compete. Weaknesses in the global economy and financial markets, including the impact from global conflicts, such as the ongoing Russia-Ukraine and Middle East conflicts, may in the future lead to lower demand for end customers’ products that incorporate our solutions, particularly in the semiconductor and battery-powered edge devices markets. A decline in end-user demand will adversely impact our end customers’ demand for our solutions and can affect the ability of our end customers to obtain credit and otherwise meet their payment obligations and the likelihood of our end customers canceling or deferring existing orders. Our business, financial condition and results of operations could be negatively affected by a decline in end-user demand caused by weaknesses in the global economy and financial markets. Volatile and/or uncertain economic conditions, including increased inflation rates, can adversely impact revenue and gross margin and make it difficult for us to accurately forecast and plan our future business activities. To the extent expected favorable economic conditions do not materialize or take longer to materialize than expected, we may face an oversupply of our products and have excess inventory, which could result in lower demand, lower ASP, lower gross margin and charges for excess and obsolete inventory. Conversely, if we underestimate end customer demand, we may fail to meet end customer needs, which could impair our end customer relationships and future sales orders. In addition, any disruption in the credit markets, including as a result of the current conflicts between Ukraine and Russia or in the Middle East could impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials we need to manufacture our products. Additionally, global macroeconomic conditions, including those affected by ongoing Russia-Ukraine and Middle East conflicts, or any future geopolitical conflicts or pandemics, could make it difficult for our end customers and suppliers to forecast and plan future business activities and could cause global businesses to defer or reduce spending on our products or increase the costs of manufacturing our products. All of these factors relate to global economic conditions, which are beyond our control, could adversely impact our business, financial condition and results of operations.

Uncertain risks relating to the adoption, use or application of emerging technologies, including AI, by our customers, could adversely impact our financial results, cause operational challenges, and/or result in reputational harm, competitive harm and legal liability.

Our products support AI functionality implemented by our customers’ products and solutions. Our latest generation of products also enable our customers to address computationally intense AI applications in edge devices. As a result, our business depends on the continued adoption of AI by our customers and their ability to commercialize their AI-based solutions. The adoption of AI solutions by our customers may not develop in the manner or in the time periods we anticipate and, as the markets for AI solutions are still developing, demand for our products that support AI may be unpredictable and vary significantly from one period to another. Even if the demand for AI-enabled products develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ needs to develop products for the AI markets, we may miss a significant opportunity and our business, operating results and financial condition could be materially and adversely affected.

Our customers are increasingly relying on our solutions to enhance their product and technology AI capabilities. However, the development, adoption, integration and use of AI remains in early stages, and ineffective or inadequate AI or generative AI governance, development, use or deployment practices by us or our customers could lead to unintended consequences. For example, AI algorithms may be flawed, or may be (or may be perceived to be) based on datasets that are insufficient. In addition, any latency, disruption or failure of our products in customers’ AI solutions could result in flawed deployments, producing erroneous or harmful outputs, which could damage our reputation and lead to legal liabilities. Further, AI algorithms may be of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. AI has been known to produce false or “hallucinatory” inferences or outputs. The use of AI applications could also increase the risk of cybersecurity incidents and the unauthorized access to confidential, proprietary or sensitive information, including through unintended or inadvertent transmission of confidential, proprietary or sensitive information by our employees or independent contractors. AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical or other challenges. Additionally, inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our services. Furthermore, AI technologies our customers adopt may not meet market requirements or may become obsolete earlier than planned, or third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. If we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Any of the foregoing may result in decreased demand for our products and services or harm to our business, financial results or reputation. If we or our customers enable or offer solutions that draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial, we may experience reputational harm, competitive harm, financial harm or legal liability.

We publish statements online and in our marketing materials describing the possible use and integration of our products in customers’ AI products and solutions. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. If any such statements or documentation are found to be deceptive, unfair, misleading, or misrepresentative of our actual practices, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings which could adversely affect our business, reputation, results of operations and financial condition.

The AI industry is subject to complex, evolving regulatory, statutory, and other requirements that may be difficult and expensive to comply with and that could negatively impact broad-based adoption of AI and, as a result, our business.

The legal and regulatory framework for our products and services, including our AI computing solutions and AI model services, is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws, regulations and standards related to AI. Additionally, existing laws and regulations may be interpreted in ways that would affect our or our customers’ operations, or our ability to offer our AI products and services in the markets in which we operate.

As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business, and we may not be able to adequately anticipate or respond to these evolving laws or regulations. In addition, because AI-related technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. New laws, guidance or decisions in this area could provide a new regulatory framework that may require us to adjust and make changes to our operations that may decrease our operational efficiency, resulting in an increase to operating costs and/or hindering our ability to improve our products and services.

In addition, compliance with evolving government regulations worldwide related to AI may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our products that support AI functionality. The regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. Further, a number of aspects of intellectual property protection in the field of AI are currently under development and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system input and outputs. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. In addition, existing laws, rules and regulations may be interpreted in ways that would affect the use of AI in our business and the business of our customers.

For example, in August 2024, the EU Artificial Intelligence Act (EU AI Act), which establishes broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact, came into force. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework would categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. Our customers may become subject to such upcoming AI laws, rules or regulations, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers’ AI systems, which may, in turn, adversely affect our business, financial condition, and results of operations.

The market for edge AI services and products is relatively new, and may decline or experience limited growth, and our business is dependent on its clients’ continuing adoption and use our services and products.

The edge AI market is relatively new and is subject to a number of risks and uncertainties. We believe that our future success will depend on the growth, if any, of this market and the use of our services and products.

The use of edge AI is still relatively new, and consumers may not recognize the need for or benefits of our services and products. If consumers do not recognize the need for and benefits of our services and products, then they may decide to adopt alternative services to satisfy some portion of their business needs. The market for our services and products could fail to grow significantly or there could be a reduction in demand for our services and/or products as a result of a lack of acceptance, technological challenges, competing services, a decrease in spending by current and prospective customers, weakening economic conditions and other causes. If the edge AI market does not experience significant growth, or demand for its services and/or products decreases, then our business, financial condition and results of operations could be adversely affected.

Customer demands for us to implement business practices that are more stringent than legal requirements may reduce our revenue opportunities or cause us to incur higher costs.

Some of our customers may require that we implement practices that are more stringent than those required by applicable laws with respect to labor requirements, the materials contained in our products, energy efficiency, environmental matters, or other items. To comply with such requirements, we may also require our third-party manufacturing partners to adopt such practices, as needed. Our third-party manufacturing partners may in the future refuse to implement these practices or may charge us more for complying with them. If certain of our third-party manufacturing partners refuse to implement the practices, we may be forced to source from alternate third-party manufacturing partners. The cost to implement such practices may cause us to incur higher costs and reduce our profitability, and if we do not implement such practices, such customers may disqualify us as a supplier, resulting in decreased revenue opportunities. Developing, enforcing, and auditing customer-requested practices at our own sites and in our supply chain will increase our costs and may require more personnel.

We may experience difficulties in transitioning to smaller geometry process nodes, and tapeouts in smaller nodes are more expensive.

In order to remain competitive, we have transitioned, and expect to continue to transition, our semiconductor products to be manufactured in accordance with increasingly smaller line width geometries. We periodically evaluate the benefits, on a product-by-product basis, of migrating our product designs to smaller geometry process nodes. We also evaluate the costs of migrating to smaller geometry process nodes, including both actual costs and opportunity costs related to the technologies we choose to forego. These complex transitions are imperative for us to remain competitive with the rest of the industry. We have been, and may continue to be, dependent on our relationships with our manufacturers to transition to smaller geometry processes successfully. We cannot ensure that the third parties we use will be able to effectively manage any future transitions. If we or any of our partners experience significant delays in a future transition or fail to efficiently implement a transition, we could experience reduced manufacturing yields, delays in product deliveries, and increased expenses, all of which could harm our relationships with our customers and our results of operations.

Risks Related to Our Reliance on Third Parties

We have no manufacturing capabilities of our own. We are a fabless company, meaning that we do not own a semiconductor foundry, and we rely on a single third-party supplier for the fabrication of semiconductor wafers and on a limited number of suppliers of other materials, and the failure of any of our suppliers to provide us with wafers and other materials on a timely basis would harm our business, financial condition and results of operations.

We rely heavily on TSMC, which is the only producer of semiconductor wafers that are used in our products. If TSMC suspends operations or limits our allocation of wafers, our ability to manufacture such wafers would be materially impaired. Furthermore, any disruption in operations at TSMC could adversely affect our ability to meet end customer demand in a timely manner, or at all, which would lead to a reduction in our revenue and may adversely affect our reputation, end customer relationships and future sales orders, potentially resulting in long-term harm to our business. In addition, the locations of TSMC and our other suppliers present additional risks. See the section “—Risks Related to the Markets We Operate in and the Regulatory Landscape of Our Business”.

In addition to TSMC, we purchase a number of key material and components used in the manufacture of our products from single or a limited number of suppliers. These suppliers, including TSMC, are in great demand and the lead-time to expand capacity could be long. From time to time, we have encountered shortages and delays in obtaining wafers at desired specifications and other components and materials and price increases, and we may encounter additional shortages and delays in the future. If we cannot supply our products due to a lack of components, including semiconductor wafers, or are unable to source materials from other suppliers or to redesign products with other components in a timely manner, our business will be significantly harmed.

We do not have long-term contracts with any of our suppliers and third-party manufacturers. As a result, any such supplier or third-party manufacturer can discontinue supplying wafers, components or materials to us at any time and without penalty. Moreover, we depend on the quality of such wafers, and other components and materials supplied by such suppliers and third-party manufacturers, over which we have limited control. Any one or more of our suppliers may become financially unstable as the result of global market conditions and geopolitical developments. Moreover, our suppliers’ abilities to meet our requirements could be impaired or interrupted by factors beyond their control, such as natural disasters or other disruptions. In the event that any one or more of our suppliers is unable or unwilling to deliver us products and we are unable to identify alternative sources of supply for such materials or components on a timely basis, our business, financial condition and results of operations may be adversely affected. In addition, even if we identify any such alternative sources of supply, we could experience delays in testing, evaluating and validating materials or products of potential alternative suppliers or products we obtain through outsourcing. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products.

Any of these challenges or delays could damage our relationships with our end customers, adversely affect our reputation and adversely affect our business, financial condition, results of operations and our ability to grow our business.

Our dependence on TSMC as our sole supplier of wafers exposes us to certain political, social and economic risks that may harm our business.

Deterioration in the political, social, business or economic conditions in the jurisdictions in which TSMC or other suppliers operate could slow or halt product shipments or disrupt our ability to manufacture, package, test or post-process products. In response, we could be forced to transfer our manufacturing, packaging, testing and post-processing activities to more stable, and potentially more costly, regions or find alternative suppliers. In particular, because we source all of our wafers from TSMC, located in Taiwan, our supply of wafers and other critical components may be materially and adversely affected by diplomatic, geopolitical and other developments affecting the relationship between Mainland China and Taiwan. Since 1949, Taiwan and Mainland China have been separately governed. Although significant economic and cultural relations have been established between Taiwan and Mainland China in recent years, there can be no assurances that relations between Taiwan and Mainland China will not deteriorate. Any such developments could materially and adversely affect our business, financial condition and results of operations.

If we encounter sustained yield problems or other delays at our third-party wafer fabrication facilities or in the final assembly and test of our products, we may lose revenue and damage our end customer relationships.

The manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our third-party wafer fabrication suppliers, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing end customer needs and the introduction of new products have historically significantly reduced our manufacturing yields, resulting in low margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to obtain the supplies needed to deliver our components on a timely basis and harm our relationships with end customers, which could materially and adversely affect our business, financial condition and results of operations.

Raw material and engineered material availability and price fluctuations have in the past and may in the future increase the cost of our products, impact our ability to meet customer commitments, and may adversely affect our business, financial condition and results of operations.

The cost of raw and engineered materials is a key element in the cost of our products. Our inability to offset material price inflation through increased prices or improved productivity could adversely affect our business, financial condition and results of operations. Many major components, product equipment items, engineered materials, and wafers are procured or subcontracted on a single or sole-source basis. It is difficult to predict what effects shortages or price increases may have in the future. Our inability to fill our supply needs would jeopardize our ability to ship our products to our end customers on time and in the quantity required, which could, in turn, result in reduced sales and revenue and damage to our end customer relationships and future sales orders.

Furthermore, increases in the price of silicon wafers, testing costs, and commodities, which would result in increased production costs may result in a decrease in our gross margins. Moreover, our suppliers may pass the increase in engineered materials, raw materials and commodity costs to us which would further reduce the gross margin of our products. In addition, global market trends, such as a shortage of capacity to fulfill our fabrication needs, also may increase our raw material costs and thus decrease our gross margin.

We may be subject to warranty claims and other costs related to our products.

In general, we warrant our products for one year from the delivery of the product against non-conformance to our specifications and certain other flaws. Because our solutions, including hardware, software, and intellectual property cores, are highly complex and increasingly incorporate advanced technology, our quality assurance programs and those of our third party test providers may not detect all flaws, whether specific manufacturing flaws affecting individual components or systematic flaws affecting numerous shipments. Inability to detect flaws could result in a diversion of our engineering resources from component development efforts, increased engineering expenses to remediate the flaws, and increased costs due to end customer accommodation or inventory impairment charges. On occasion, we have also repaired or replaced certain components, made software fixes, reimbursed end customers for reasonable out-of-pocket production cost caused by an issue in our product or refunded the purchase price or license fee paid by our end customers due to component or software flaws. Our insurance may be unavailable or inadequate to protect against these issues. If there are significant component flaws, the costs to remediate such flaws, net of reimbursed amounts from our vendors, if any, or to resolve warranty claims, would adversely affect our reputation, which would negatively impact our business, financial condition and results of operations.

Our revenue could be materially impacted by the failure of other component suppliers to deliver required parts needed in the final assembly of our end customers’ end products.

The products we supply to our end customers are typically only a portion of the many components our end customers source from multiple suppliers in order to complete the final assembly of an end product. If one or more of these other component suppliers are unable to deliver to end customers components needed to assemble end products, our end customers may delay, or ultimately cancel, their orders from us.

Risks Related to the Markets We Operate in and the Regulatory Landscape of Our Business

We are a global company, which subjects us to additional business risks, including logistical and financial complexity, political instability and currency fluctuations.

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. This has included the establishment of offices in Taiwan and Mainland China for non-U.S. operations. We purchase wafers from foreign entities, have our products assembled and tested by subcontractors located in Asia, and supply our products to end customers located outside of the United States. Even end customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. We derived 16.7% and 43.7% of our net sales for the three months ended June 30, 2025 and 2024, respectively, from end customers outside of the United States and 11.5% and 42.0%, respectively, from end customers located in Mainland China. Our international operations are subject to a number of risks, including:

•
Complexity and costs of managing international operations and related tax obligations, including for our offices outside of the United States;
•
Trade tensions, geopolitical uncertainty, or governmental actions may lead non-U.S. end customers to favor products from non-U.S. companies which could put us at a competitive disadvantage and result in decreased end customer demand for our solutions and our end customers’ products;
•
Restrictions imposed on sensitive technologies from certain countries and sanctions or export controls imposed on end customers or suppliers may affect our ability to sell and source our products;
•
Potential political, legal and economic instability, armed conflict, and civil unrest in the countries in which we and our end customers are located, including instability caused by the conflicts between Ukraine and Russia or in the Middle East;
•
Unanticipated restrictions on our ability to sell to foreign end customers where sales of products and the provision of services may require export licenses or are prohibited by government action, unfavorable foreign exchange controls and currency exchange rates;
•
Public health crises may affect our international operations, suppliers and end customers and we may experience delays in development, a decreased ability to support our end customers and reduced design win activity if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in any of the countries in which we, our suppliers and our end customers operate and do business;
•
Uncertainties related to the enforcement of intellectual property rights in various jurisdictions, including any intellectual property rights that we may license to Taiwanese or Chinese entities, including any joint ventures we may form;
•
Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which we expect to increase our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses that commenced in 2022;
•
Longer sales cycles and greater difficulty in accounts receivable collection and longer collection periods;
•
Difficulties in enforcing contracts generally;
•
High levels of distributor inventory subject to price protection and rights of return to us;
•
Greater difficulty in hiring and retaining qualified personnel; and
•
The need to have business and operations systems that can meet the needs of our business growth and international business and operating structure.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in the PRC could adversely affect us. Furthermore, the PRC government has significant oversight over our PRC subsidiaries’ business conduct and may intervene or influence our operations in Mainland China. The PRC government has published policies that significantly affect certain industries other than ours, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could further adversely affect our business, financial condition and results of operations.

We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs or that may prohibit us from selling our products to specific targeted entities.

Our products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations (EAR), U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorization. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be adversely affected through reputational harm, government investigations, penalties, or denial or curtailment of our ability to export our products and technology. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. In addition, changes in our products or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products in international markets, prevent our end customers from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons or entities altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our solutions to potential end customers. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to specific targeted entities, or embargoed or sanctioned countries (including their governments, entities organized under their laws, and residents). Any deterioration in relations between the United States and Mainland China, Taiwan, the Middle East and other jurisdictions could lead to additional sanctions or export controls on such countries, regions, and specific individuals or entities, which could impact our ability to sell to or source components from such locales or otherwise negatively impact our business. In addition, trade regulations or other governmental actions targeted at one country or entity may impact other countries or entities. Any decreased use of our solutions or limitation on our ability to export or sell products to certain regions would adversely affect our business, financial condition and results of operations. For example, one of our largest end customers historically was Huawei, which accounted for approximately 41% of our net sales during 2024 and is designated on the Entity List administered by the U.S. Department of Commerce Bureau of Industry and Security. Consequently, our sales to Huawei are subject to a license requirement from the U.S. Government for all items subject to the licensing jurisdiction of the EAR. To date, our sales to Huawei have been authorized pursuant to licenses granted by the U.S. Government, which require among other things that our products not be used in 5G-compatible devices. If we fail to comply with the terms of these licenses, we and certain of our employees could be adversely affected through reputational harm, government investigations, penalties, or denial or curtailment of our ability to export our products and technology in the future. Moreover, such licenses could be revoked or amended by the U.S. Government at any time, and there is no guarantee that the U.S. Government will authorize future sales to Huawei of existing or new products. Further, we may lose business opportunities as Huawei (or other non-U.S. end customers affected by future U.S. export control measures or trade sanctions) may respond to U.S. export controls and trade sanctions by developing their own alternative products to replace our products or by purchasing products from non-U.S. competitors.

In addition, our association with Huawei or other end customers that are or become subject to U.S. regulatory scrutiny or export restrictions could subject us to actual or perceived reputational harm among current or prospective investors, suppliers or end customers, customers of our end customers, other parties doing business with us, or the general public. Any such reputational harm could result in the loss of investors, suppliers or end customers, which could harm our business, financial condition and results of operations.

Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti- bribery laws could subject us to penalties and other adverse consequences.

We have extensive international operations and a substantial portion of our business, particularly with respect to our manufacturing, assembly and testing processes, is conducted outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (FCPA), as well as the anti-corruption and anti- bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. Though we maintain policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws, our employees or agents may nevertheless engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, cause significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our reputation and our stock price could be adversely affected if we become the subject of any negative publicity related to actual or perceived violations of anti-corruption or anti-bribery laws and regulations.

Our failure to comply with the Outbound Investment Security Program could subject us to penalties and other adverse consequences.

The Outbound Investment Security Program (OISP), issued to implement the “Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern”, took effect on January 2, 2025. The OISP prohibits or requires notification of certain transactions involving U.S. persons and persons with a qualifying nexus to China (including Hong Kong and Macau) and specified covered activities in the semiconductors and microelectronics, quantum information technology, and artificial intelligence sectors. The OISP is a highly complex program with the potential for broad application, even with respect to entities and transactions outside of China.

At present, we are not a “covered foreign person” under the OISP such that U.S. person equity investments or other covered transactions would be implicated. However, as a U.S. company, the OISP has the potential to impact certain of our activities, including with respect to the strategic mergers and acquisitions, investments, and the development of certain JVs or new operations. Further, the OISP is likely to result in increased compliance burden and costs, which could adversely affect us.

Violations of the OISP may subject us or affiliated US persons to civil or criminal penalties, government investigations, business disruption, and reputational harm.

Changes in U.S. or foreign trade policies, including the imposition of tariffs, and other factors beyond our control may adversely impact our business and operating results.

Geopolitical tensions and trade disputes can disrupt supply chains and increase the cost of our products. This could cause our products to be more expensive for customers, which could reduce the demand for or attractiveness of such products. In addition, a geopolitical conflict in a region where we operate could disrupt our ability to conduct business operations in that region. Countries also could adopt restrictive trade measures, such as tariffs, laws and regulations concerning investments and limitations on foreign ownership of businesses, taxation, foreign exchange controls, capital controls, employment regulations and the repatriation of earnings and controls on imports or exports of goods, technology, or data, any of which could adversely affect our operations and supply chain and limit our ability to offer our products and services as intended. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials (either directly or through our suppliers) could have an impact on our competitive position, business operations and financial results.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty, including proposed 100% tariffs on imported semiconductors by the United States, may contribute to volatility in the price of our common stock.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. Trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on customer confidence and willingness to spend money, which could impair our future growth. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.

Techniques employed by short sellers may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

Some public companies in China have been the subject of short selling in the past. Much of the scrutiny and negative publicity has centered on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. If we were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business operations, and any investment in our common stock could be greatly reduced or even rendered worthless.

Risks Related to Our Financial Performance

Our quarterly revenue and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, this could prevent us from meeting our own guidance or expectations of securities analysts or investors.

We operate in a highly dynamic industry and our future operating results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly revenue and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our end customers, for example those in the personal consumer devices market, provide us with forecasts of their future requirements for our solutions, a significant percentage of our revenue in each quarter is dependent on sales that are booked and shipped during that quarter. As a result, accurately forecasting our operating results in any quarter is difficult. If our operating results do not meet the expectations of securities analysts and investors, our stock price would likely decline. Additional factors that can contribute to fluctuations in our operating results include:

•
the rescheduling, increase, reduction or cancellation of significant end customer orders;
•
the timing of end customer qualification of our products and commencement of volume sales by our end customers of systems that include our products;
•
the timing and amount of research and development and sales and marketing expenditures;
•
the rate at which our present and future end customers and end users adopt our solutions in our target end markets;
•
the timing and success of the introduction of new solutions and technologies by us and our competitors, and the acceptance of our new solutions by our end customers;
•
our ability to anticipate changing end customer product requirements;
•
our gain or loss of one or more key end customers;
•
the availability, cost and quality of wafers and other components that we purchase from third-party vendors and any problems or delays in the fabrication, assembly, testing or delivery of our products;

•
the availability of production capacity at our third-party wafer fabrication facilities or other third-party subcontractors and other interruptions in the supply chain, including as a result of materials shortages, bankruptcies or other causes;
•
changes in the manufacturing, assembly and testing costs of our products, including as a result of inflationary pressures;
•
fluctuations in manufacturing yields;
•
the changes in our product mix or end customer mix;
•
competitive pressures resulting in lower than expected ASPs;
•
the timing of expenses related to the acquisition of technologies or businesses;
•
products rates of return or price concessions in excess of those expected or forecasted;
•
the emergence of new industry standards;
•
product obsolescence;
•
unexpected inventory write-downs or write-offs;
•
costs associated with litigation over intellectual property rights and other litigation;
•
the length and unpredictability of the purchasing and budgeting cycles of our end customers;
•
loss of key personnel or the inability to attract qualified management, technical, marketing and financial personnel;
•
the quality of our products and any remediation costs;
•
adverse changes in economic conditions in various geographic areas where we or our end customers do business;
•
the general industry conditions and seasonal patterns in our target end markets, including the end user market;
•
political developments related to Mainland China or Taiwan;
•
other conditions affecting the timing of end customer orders or our ability to fill orders of end customers including end customers subject to export control or U.S. economic sanctions; and
•
geopolitical events, such as the current conflicts between Ukraine and Russia or in the Middle East, threat of war or terrorist actions, or the occurrence of pandemics, epidemics or other outbreaks of disease, or natural disasters, and the impact of these events on the factors set forth above.

We may experience a delay in generating or recognizing revenue for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected revenues for that quarter and are generally cancelable or reschedulable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Furthermore, we generally rely on end customers issuing purchase orders to buy our products rather than long-term supply contracts. In addition, we maintain a small infrastructure of facilities and human capital in several locations around the world and have a limited ability to reduce the expenses. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenue or changes in levels of our end customers’ forecasted demand could materially and adversely impact our business, financial condition and results of operations. Due to our limited ability to reduce expenses, in the event our revenue declines, or our revenue does not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter. For the six months ended June 30, 2025 and 2024, our net sales were $33.6 million and $35.5 million, respectively.

Accordingly, we believe that period-to-period comparisons of our results of operations should not solely be relied upon as indications of future performance.

Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.

Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and the availability of borrowing through debt and equity markets or other applicable financing arrangements. We believe that our existing cash resources and anticipated cash received from sales of our products will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and we cannot assure you that our resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•
market acceptance of our products;
•
the need to adapt to changing technologies and technical requirements;
•
the existence of opportunities for expansion; and
•
access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations and our ability to incur additional debt or engage in other capital-raising activities. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow and support our business and respond to business opportunities and challenges could be significantly limited.

We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could adversely affect our business, financial condition and results of operations.

As a multinational business, we are subject to income and other taxes in both the United States and various non-U.S. jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate. Future changes in enacted tax rates could also negatively affect our results of operations. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a minimum tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023.

It is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences).

Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the IRS) and state, local and non-U.S. taxing authorities. We exercise significant judgment in determining our worldwide provision for taxes and, in the ordinary course of our business, there may be transactions and calculations where the proper tax treatment is uncertain. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition and results of operations. Further changes in the tax laws of non-U.S. jurisdictions could arise, in particular, as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (the OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles. These changes could increase tax uncertainty and may adversely affect our provision for income taxes and increase our tax liabilities.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We had federal and state net operating loss (NOLs) carryforwards of approximately $160.5 million as of June 30, 2025 and December 31, 2024. Under current law, our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which may be outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our current and future proprietary technology and inventions, or if the scope of the patent protection obtained is not sufficiently broad, our ability to compete successfully and our business, financial condition and results of operations could be adversely impacted.

Our future success depends, in part, upon our proprietary technology and inventions. We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of June 6, 2025, we owned 52 issued U.S. patents, 10 issued foreign patents, 22 pending U.S. patent applications, seven pending foreign patent applications, and one pending Patent Cooperation Treaty application. The issued patents in the United States generally expire beginning in 2033 through 2042. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, opposition, invalidation or circumvention or designed around by our competitors or declared invalid or unenforceable in judicial or administrative proceedings, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing technology. Although we enter into confidentiality agreements with parties who have access to confidential, proprietary or patentable aspects of our research and development output, such as our employees, consultants, service providers, and third parties with whom we have strategic relationships and business alliances, such agreements may be insufficient or any of these parties could breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection and prevent competitors from using our technology. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business. Additionally, it is difficult and costly to monitor the use of our intellectual property. It may be the case that our intellectual property is already being infringed, misappropriated, or otherwise violated, and infringement, misappropriation or other violations of our intellectual property may occur in the future without our knowledge. The difficulty and failure to identify any violations of our intellectual property rights could materially and adversely affect our business, financial condition and result of operations and hurt our competitive advantage.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could adversely affect our business, financial condition and results of operations.

The semiconductor industry has experienced significant litigation involving patents and other intellectual property rights. From time to time, third parties, including non-practicing entities, allege intellectual property infringement by our products, our licensors’ intellectual property, our end customers’ products, or products using technologies or communications standards used in our industry. We periodically receive notices that claim we have infringed, misappropriated or otherwise violated other parties’ intellectual property rights. As we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit, and some of our competitors have, and will in the future have, extensive portfolios of issued patents. Any intellectual property claims against us, with or without merit, could be time consuming and expensive to settle or litigate, divert the attention of our management and scientific personnel, or require us to enter into costly royalty or licensing agreements, if available. Many potential litigants, including some of our competitors and patent holding companies, have the ability to dedicate substantial resources to enforcing their intellectual property rights. If such parties were to assert their intellectual property rights against us, even if we believe we would have defenses against any such assertion, there can be no assurance that any such defenses will be successful.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could adversely affect our ability to commercialize our proprietary technology. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent or find that our proprietary technology did not infringe any such claims. As discussed above, the outcome of litigation under the laws of foreign jurisdictions is similarly uncertain. Further, even if we were successful in defending against any such claims, such claims could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Any claims successfully brought against us could subject us to significant liability for damages, which could include treble damages and attorneys’ fees if we are found to willfully infringe a third party’s patent, and we may be required to stop using technology or other intellectual property alleged to be in violation of a third party’s rights.

We also receive communications from end customers or suppliers requesting indemnification for allegations brought against them by third parties. Some of these allegations may result in our involvement in litigation in the future. We have certain contractual obligations to defend and indemnify our end customers from certain infringement claims.

Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us, such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties also may raise similar validity claims against our patents before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future proprietary technologies. Such a loss of patent protection could materially and adversely impact our business, financial condition and results of operations.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could materially and adversely affect the trading price of our common stock. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Litigation or other legal proceedings relating to intellectual property claims can be complex and could distract our scientific and management personnel from their normal responsibilities. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition and results of operations.

Any litigation, regardless of its outcome or merit, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Intellectual property litigation also could force us to take specific actions, including:

•
Cease using, selling or manufacturing certain products, solutions or processes;
•
Attempt to obtain a license, which license may require the payment of substantial royalties or may not be available on reasonable terms or at all;
•
Incur significant costs, time delays and lost business opportunities to develop alternative, non-infringing technologies or redesign solutions; or
•
Pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

There is a risk that our trade secrets, know-how and other confidential or proprietary information will be stolen, used in an unauthorized manner, or compromised, which could materially and adversely affect our business, financial condition and results of operations.

In addition to the protection afforded by patents, we rely on trade secret protection and contractual arrangements to protect our proprietary know-how, confidential information and technology that is not covered by our patents. Our trade secrets, know-how and other proprietary information may be stolen, used in an unauthorized manner, or compromised through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors, through cyber intrusions into our computer systems, physical theft through corporate espionage or other means, or through more indirect routes, including by joint venture partners, licensees that do not honor the terms of the license, potential licensees that were ultimately not licensed, or other parties reverse engineering our products, solutions, components or processes.

We generally enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with service providers and other third parties, including those with whom we have strategic relationships and business alliances. Despite the contractual provisions employed, no assurance can be given that these agreements will be effective in controlling access to our proprietary information and trade secrets, and the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. The confidentiality agreements on which we rely to protect certain technologies may be breached, may not be adequate to protect our confidential information, trade secrets, and proprietary technologies, and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets, or proprietary technology. Further, these agreements do not prevent our competitors or others from independently developing products that are substantially equivalent or superior to ours. In addition, others may independently discover our trade secrets, and, in such cases, we may not be able to assert any trade secret rights against such parties.

We also rely on physical and electronic security measures to protect our confidential or proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our confidential or proprietary information to our competitive disadvantage. We may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to protect and enforce our intellectual property rights. Any of the foregoing factors could materially and adversely affect our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed.

Our registered or unregistered trademarks or trade names in the United States and in foreign jurisdictions may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks, and our current and future trademark applications may not be allowed or may subsequently be opposed. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential end customers. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. As a means to enforce our trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive and time-consuming, and we may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or end customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Moreover, effective trademark protection may not be available or may not be sought in every country in which our products are made available, in every market in which we operate, and contractual disputes may affect the use of marks governed by private contract. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could materially adversely affect our business, financial condition and results of operations.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other companies in our field, including our competitors or potential competitors, and many of our consultants are currently or were previously engaged by these companies. Although we try to ensure that our employees and consultants do not use the confidential or proprietary information or know-how of others in their work for us, we may in the future be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other confidential or proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or be subject to temporary or permanent injunctions against our solutions or processes. In addition, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our solutions, which would have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and scientific personnel.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self- executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. Disputes about the ownership of intellectual property that we may own could materially and adversely affect our business, financial condition and results of operations.

We, and the third parties with whom we work with, are subject to stringent and evolving U.S. and foreign laws, regulations, rules, standards, contractual obligations, policies, and other obligations, related to data privacy and cybersecurity. Our (or the third parties with whom we work with) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

The legislative and regulatory framework for data privacy and protection and cybersecurity issues worldwide is rapidly evolving. In the ordinary course of business, we collect, receive, store, handle, transfer, use, make accessible, protect, secure, transmit, share, and otherwise process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and cybersecurity obligations, such as various laws, regulations, rules, guidance, industry standards, external and internal privacy and cybersecurity policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and cybersecurity laws, including data breach notification laws, personal data privacy laws, wiretapping laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (CCPA), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA, among other things, gives California residents the right to access, delete and opt out of certain sharing of their information and imposes penalties for failure to comply, including allowing for private litigants affected by certain data breaches to recover significant statutory damages.

The enactment of the CCPA has led a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws and could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business, financial condition and results of operations. Many states have passed or are considering passing comprehensive data privacy legislation, and additional states could adopt data privacy legislation that may include more stringent data privacy requirements. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. All 50 states have passed some form of legislation relating to data privacy or cybersecurity (for example, all 50 states have enacted laws requiring disclosure of certain personal data breaches). At the federal level, the United States Congress is considering various proposals for comprehensive federal data privacy legislation and, while no comprehensive federal data privacy law currently exists, we are subject to applicable existing federal laws and regulations, such as the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and security. These state statutes, and other similar state or federal laws, may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

Outside the United States, an increasing number of laws, regulations, rules, and industry standards govern data privacy and cybersecurity. Many foreign countries and governmental bodies, including throughout Europe, Asia and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection, use, handling, transfer and other processing of personal data and other data obtained from their residents or by businesses operating within their jurisdictions that are more restrictive than those in the United States. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR), and China’s Personal Information Protection Law (PIPL) impose strict requirements for the collection, processing and transfer of personal data. For example, under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros (in the case of the EU GDPR), 17.5 million pounds sterling (in the case of the UK GDPR), or in each case, up to 4% of annual global revenue, whichever is greater. It may also lead to civil litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, with the risks of damages or injunctive relief. In addition, an actual or asserted violation of the GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of our data, enforcement notices and/or assessment notices (for a compulsory audit).

We also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. China’s PIPL shares certain similarities with the GDPR, including extraterritorial application, requirements for data minimization, data localization, and purpose limitation, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. India’s new privacy legislation, the Digital Personal Data Protection Act (DPDP), may also apply to our operations.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe, as well as other jurisdictions, have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, that the European Commission does not consider to provide an adequate level of data privacy and cybersecurity. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Additionally, existing mechanisms that facilitate cross-border personal data transfers such as the EEA standard contractual clauses (SCC), the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Further, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the United States and other jurisdictions. We may, among other things, be required to implement additional or different contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, may impose operational burdens or limitations, and may materially and adversely impact our business, financial condition and results of operations. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States and other countries could significantly and negatively impact our business operations including by limiting our ability to collaborate with parties that are subject to such cross-border data transfer or localization laws, or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with data privacy, data protection, and cybersecurity standards, rules, and protocols imposed by law, regulation, industry standards, or contractual obligations. Publication of our data privacy statement and other policies regarding privacy, data protection, and cybersecurity may subject us to investigation or enforcement actions by regulators if those statements or policies are found to be deficient, lacking transparency, deceptive, unfair, or misrepresentative of our practices. We are also bound by contractual obligations related to data privacy, data protection, and cybersecurity and our efforts to comply with such obligations may not be successful or may have other negative consequences.

Obligations related to data privacy and cybersecurity (including and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our solutions, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Despite our efforts to comply with all applicable data privacy and cybersecurity obligations, it is possible that our interpretations of the law, regulations, rules, standards, practices, or policies could be inconsistent with, or fail or be alleged to fail to meet all requirements of such obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others.

If we, or the third parties with whom we work, fail, or are perceived to have failed, to address or comply with data privacy and cybersecurity obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims), additional reporting requirements and/or oversight, bans on processing personal data, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, interruptions or stoppages of data collection needed to train our algorithms, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our solutions, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our operations. Even if not subject to legal challenge, the perception of concerns relating to data privacy, data protection, or cybersecurity, whether or not valid, could materially and adversely affect our business, financial condition and results of operations.

Our use of open source software could compromise the proprietary nature of our software, or the software we develop for our clients, and expose us to other legal liabilities and technological risks.

Our solutions and technology incorporate open source software, and we expect to continue to incorporate open source software in our business in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. Certain open source licenses may give rise to requirements to disclose or license our proprietary source code or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost, and we may be subject to such terms if such open source software is combined, linked, or otherwise integrated with our proprietary software in certain ways. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. Although we believe that we have complied with our obligations under the applicable licenses for open source software that we use, there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses. As a result, the potential impact of these terms is uncertain and may result in unanticipated obligations or restrictions regarding those of our products, technologies or solutions affected.

If a third party were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, and could be subject to significant damages and required to comply with onerous conditions or restrictions on the use of our proprietary software. In any of these events, we could be required to seek licenses from third parties and pay royalties in order to continue using the open source software necessary to operate our business, or we could be required to discontinue use of our website and software in the event re-engineering cannot be accomplished on a timely basis. Additionally, the use of open-source software can lead to vulnerabilities that may make our solutions, software and technology susceptible to attack, and although some open-source vendors provide warranty and support agreements, it is common for such software to be available “as is” with no warranty, indemnity, support, or other contractual protection regarding infringement claims or the quality of the code. Any of the foregoing could require us to devote additional research and development resources to re-engineer our website and software, could result in customer dissatisfaction, could allow our competitors to create similar technology with lower development effort and time and may adversely affect our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of existing stockholders.

Our amended and restated certificate of incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. In addition, our amended and restated certificate of incorporation authorizes us to issue shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.

We do not expect to declare or pay any cash dividends on our common stock for the foreseeable future.

We do not expect to pay cash dividends on our common stock for the foreseeable future. Consequently, investors must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase shares of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, debt repayment obligations, capital expenditure needs, the terms of any preferred equity securities we may issue in the future, covenants in the agreements governing our current and future indebtedness, other contractual restrictions, industry trends, the provisions of the DGCL affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors may regard as relevant.

Provisions in our amended and restated certificate of incorporation and bylaws will provide and the DGCL contains anti-takeover provisions that could prevent or discourage a takeover.

Provisions in our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent an unsolicited merger, acquisition or other change in control of our company that stockholders may consider to be in their best interest, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•
a classified board of directors with three-year staggered terms, which may have the effect of deferring, delaying or discouraging hostile takeovers, or changes in control of us or our management;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our board of directors to elect a director to fill a vacancy created by, among other things, the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the required approval of the holders of at least two-thirds of the shares of common stock entitled to vote at an election of directors to amend or repeal our bylaws or amend the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may be called only by a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at an annual meeting or special meeting of stockholders, which may discourage or delay a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us until the next stockholder meeting or at all.

Our amended and restated certificate of incorporation includes forum selection clauses, which could discourage claims or limit stockholders’ ability to make a claim against us, our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware shall be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on behalf of the Company; (b) any claim or cause of action for breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company, to the Company or the Company’s stockholders; (c) any claim or cause of action against the Company or any current or former director, officer or other employee of the Company, arising out of or pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; (d) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder), (e) any claim or cause of action as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (f) any claim or cause of action against the Company or any current or former director, officer or other employee of the Company, governed by the internal- affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Notwithstanding the foregoing, the Securities Act forum selection clause will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. These forum selection clauses may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce these forum selection clauses is low, if a court were to determine a forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our business, financial condition and results of operations.

Future sales of our common stock in the public market could cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.

We, all of our directors and executive officers and the holders of substantially all of our outstanding shares of common stock and other equity securities, including options to acquire shares of our common stock, have entered into lock-up agreements and/or agreements with market standoff provisions that restrict our and their ability to sell or transfer shares of our common stock and/or securities convertible into or exercisable or exchangeable for our common stock, for a period of 180 days following the IPO (the Lock-Up Period), subject to certain limited exceptions, without first obtaining the written consent of BofA Securities, Inc. and UBS Securities LLC. Unless earlier released, all of the securities subject to lock-up or market standoff agreements will become eligible for sale upon expiration of the Lock-Up Period. Shares held by directors, executive officers, and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.

In addition, we have filed one or more registration statements on Form S-8 under the Securities Act to register the shares of our common stock subject to outstanding stock options and shares that will be issuable pursuant to future awards granted under our equity incentive plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.

Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the price of our common stock to decline or be volatile.

Our stock price may be volatile, and investors in our common stock may not be able to resell shares of our common stock at or above the price paid, or at all.

There was no public market for our common stock prior to the IPO. An active market in our common stock may not continue to develop or it may not be sustainable or liquid enough for you to sell your shares. Our common stock is listed on the New York Stock Exchange and in the future, we intend to apply to list our common stock on the Singapore Exchange (SGX). However, we cannot assure you that an active trading market will continue to develop. In addition, we may not ultimately pursue, or fail to receive clearance to complete, a listing on the SGX. Any failure to complete a listing on the SGX could limit our access to additional capital, reduce the liquidity of our securities in certain markets, and have a negative impact on our business. Moreover, the trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
variations in our actual or anticipated annual or quarterly operating results or those of others in our industry;
•
results of operations that otherwise fail to meet the expectations of securities analysts and investors;
•
changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•
market conditions in the semiconductor industry;
•
publications, reports or other media exposure of our solutions or those of others in our industry, or of our industry generally;
•
announcements by us or others in our industry including our competitors, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, announcements of new solutions, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
•
general economic and political conditions, such as the effects of the conflicts between Russia and Ukraine or in the Middle East, global health crises, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism;
•
imposition of trade or similar sanctions by the United States or other countries in which we operate or do business;

•
commencement of, or involvement in, litigation, in particular, litigation concerning our intellectual property;
•
additions or departures of key management personnel;
•
regulatory actions involving us or others in our industry, or actual or anticipated changes in applicable government regulations or enforcement thereof;
•
the development and sustainability of an active trading market for our common stock;
•
sales, or anticipated sales, of large blocks of our common stock; and
•
technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors.

Furthermore, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These and other factors may cause the market price and demand for our common stock to fluctuate significantly, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our core business operations.

General Risks

We will incur significantly increased costs as a result of operating as a company whose common stock is publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.

As a public company in the United States, we will incur significant legal, accounting, and other expenses that we did not incur previously. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time- consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified senior management personnel or members for our board of directors. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased, and will continue to increase, our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our board of directors as compared to a private company. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired additional accounting and financial staff, and engaged outside consultants, all with appropriate public company experience and technical accounting knowledge, which increased our operating expenses.

Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes- Oxley Act and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, as well as adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our business or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes- Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an accelerated filer or a large accelerated filer, which will not occur until at least our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.

We previously identified a material weakness in our internal control over financial reporting, and we may experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting.

As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act , so that our management can certify as to the effectiveness of our internal controls over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse if a material weakness is identified.

In connection with the preparation of our consolidated financial statements for December 31, 2023 and 2024, we determined that a material weakness existed within the internal controls over financial reporting. The material weakness identified relate to controls to address segregation of certain accounting duties and information technology controls. We concluded that the material weakness in our internal control over financial reporting occurred because we did not have the necessary business processes, systems, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

As part of our plan to remediate this material weakness, we have made progress in several actions and will continue to implement our remediation plans. To remediate the material weakness, we have implemented a new financial system, are implementing a new operational system and have enhanced control procedures to mitigate segregation of duties. We have also implemented additional review controls and processes that require additional levels of review by those charged with financial governance of our company.

We will not be able to fully remediate the identified material weakness until the ongoing steps described above have been completed and our internal controls have been operating effectively for a sufficient period of time. We cannot assure you that we will be able to fully remediate the material weakness in a timely manner. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.

We cannot assure you that we have identified all material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

In the future, it is possible that additional material weaknesses or significant deficiencies may be identified. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely affect our business, financial condition and results of operations and reduce our stock price.

If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors and securities analysts, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition and results of operations.

We are an “emerging growth company,” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the closing of the IPO. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:

•
not being required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•
not being required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden-parachutes”; and

•
not being required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We have elected to take advantage of certain reduced disclosure obligations and we may elect to take advantage of these and other reduced reporting requirements in the future. As a result, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests. In addition, the JOBS Act permits emerging growth companies to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we are no longer an emerging growth company or affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained herein may not be directly comparable to those of other public companies. We cannot predict whether investors will find our common stock less attractive because of our reliance on these exemptions. If some investors do find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. We will remain an emerging growth company, and will be able to take advantage of the foregoing exemptions, until the last day of our fiscal year following the fifth anniversary of the closing of the IPO or such earlier time that we otherwise cease to be an emerging growth company, which will occur upon the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which will occur as of the end of any fiscal year in which (x) the market value of our common equity held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) we have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (z) have filed at least one annual report pursuant to the Exchange Act.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

If equity research analysts or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or equity research analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, financial performance, stock price or otherwise, our stock price would likely decline. In addition, if we fail to meet the expectations of our results published by these analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 31, 2025, we completed the IPO in which we issued and sold 4,600,000 shares of common stock, at a public offering price of $24.00 per share. We received net proceeds of $97.2 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses. In connection with the closing of the IPO, all shares of our then-outstanding convertible preferred stock automatically converted into an aggregate of 12,729,240 shares of common stock. All shares sold in the IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-288497), as amended (Registration Statement), declared effective by the SEC on July 29, 2025. BofA Securities, Inc. and UBS Securities LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from the IPO as described in the Final Prospectus dated as of July 29, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on July 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-42766	3.1	July 31, 2025
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-288497	3.6	July 21, 2025
10.1+	Ambiq Micro, Inc. 2025 Equity Incentive Plan.	S-1/A	3330-288497	10.7	July 21, 2025
10.2+	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2025 Equity Incentive Plan.	S-1/A	333-288497	10.8	July 21, 2025
10.3+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2025 Equity Incentive Plan.	S-8	333-289133	99.7	July 31, 2025
10.4+	Ambiq Micro, Inc. 2025 Employee Stock Purchase Plan.	S-8	333-289133	99.8	July 31, 2025
10.5	Form of 2025 Indemnification Agreement.	S-1	333-288497	10.18	July 3, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIQ MICRO, INC.

Date: September 4, 2025	By:	/s/ Fumihide Esaka
Fumihide Esaka
Chief Executive Officer

Date: September 4, 2025	By:	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler
Chief Financial Officer