Form 10-Q
period 2025-09-30
Ambiq Micro, Inc.
filed 2025-11-06
CIK 1500412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 18,313,186 shares of common stock, $0.000001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and December 31, 2024

(Unaudited and in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$146,490	$60,981
Accounts receivable, net	7,006	10,401
Inventories, net	16,126	15,008
Prepaid expenses and other current assets	3,401	2,566
Total current assets	$173,023	$88,956
Property, equipment and software, net of accumulated depreciation and amortization of $14,244 and $13,158, respectively	4,350	2,616
Right-of-use assets, net	732	928
Intangible assets, net of accumulated amortization of $9,502 and $5,082, respectively	8,572	11,729
Other assets	50	49
Total assets	$186,727	$104,278
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,305	$2,933
Accrued and other current liabilities	9,559	8,202
Short-term lease liabilities	402	633
Total current liabilities	$13,266	$11,768
Long-term lease liabilities	369	333
Warrant liabilities	—	112
Other long-term liabilities	3,305	6,317
Total liabilities	$16,940	$18,530
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.000001 par value; 10,000,000 shares authorized; 0 and 341,496,158 shares issued and outstanding at September 30, 2025 and December 31, 2024	$—	$378,150
Stockholders’ equity (deficit):
Common stock, $0.000001 par value; 500,000,000 shares authorized; 18,238,462 shares and 434,720 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	516,273	28,368
Accumulated deficit	(346,032)	(320,250)
Accumulated other comprehensive loss	(454)	(520)
Total stockholders’ equity (deficit)	169,787	(292,402)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$186,727	$104,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2025 and 2024

(Unaudited and in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$18,165	$20,266	$51,770	$55,728
Cost of sales	10,488	13,668	28,534	36,485
Gross profit	7,677	6,598	23,236	19,243
Operating expenses:
Research and development	8,889	9,568	26,474	28,395
Selling, general, and administrative	8,831	7,119	24,343	21,090
Total operating expenses	17,720	16,687	50,817	49,485
Loss from operations	(10,043)	(10,089)	(27,581)	(30,242)
Other income, net	1,044	664	1,820	797
Loss before income taxes	(8,999)	(9,425)	(25,761)	(29,445)
Provision for income taxes	3	13	21	25
Net loss	$(9,002)	$(9,438)	$(25,782)	$(29,470)
Deemed dividends	—	(305)	—	(2,724)
Net loss attributable to common stockholders	$(9,002)	$(9,743)	$(25,782)	$(32,194)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(26.03)	$(5.73)	$(87.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	12,464,236	374,270	4,495,701	367,888
Comprehensive loss:
Currency translation adjustment	(14)	56	66	107
Comprehensive loss	$(9,016)	$(9,382)	$(25,716)	$(29,363)
Deemed dividends	—	(305)	—	(2,724)
Comprehensive loss attributable to common stockholders	$(9,016)	$(9,687)	$(25,716)	$(32,087)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2025 and 2024

(Unaudited and in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance June 30, 2024	334,307,317	371,657	372,686	—	24,517	(300,316)	(788)	$(276,587)
Issuance of Series G preferred shares, net of offering costs of $14	7,188,841	6,487	—	—	—	—	—	—
Exercise of stock options	—	—	2,685	—	56	—	—	56
Stock-based compensation	—	—	—	—	2,122	—	—	2,122
Deemed dividend	—	—	—	—	305	(305)	—	—
Currency translation adjustment	—	—	—	—	—	—	56	$56
Net loss	—	—	—	—	—	(9,438)	—	(9,438)
Balance September 30, 2024	341,496,158	$378,144	375,371	$—	$27,000	$(310,059)	$(732)	$(283,791)

Balance June 30, 2025	341,496,158	378,150	450,682	—	30,159	(337,030)	(440)	$(307,311)
Conversion of redeemable convertible preferred stock into commmon stock in connection with initial public offering	(341,496,158)	(378,150)	12,729,240	—	378,150	—	—	378,150
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	4,600,000	—	99,843	—	—	99,843
Settlement of warrant liability	—	—	—	—	173	—	—	173
Exercise of warrants	—	—	435,013	—	5,702	—	—	5,702
Exercise of stock options	—	—	23,527	—	178	—	—	178
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Currency translation adjustment	—	—	—	—	—	—	(14)	(14)
Net loss	—	—	—	—	—	(9,002)	—	(9,002)
Balance September 30, 2025	—	$—	18,238,462	$—	$516,273	$(346,032)	$(454)	$169,787

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance January 1, 2024	277,238,979	$320,161	356,356	$—	$17,676	$(277,865)	$(839)	$(261,028)
Issuance of Series G preferred shares, net of offering costs of $51	64,257,179	57,983	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,940	—	—	1,940
Exercise of stock options	—	—	19,015	—	349	—	—	349
Stock-based compensation	—	—	—	—	4,311	—	—	4,311
Deemed dividend	—	—	—	—	2,724	(2,724)	—	—
Currency translation adjustment	—	—	—	—	—	—	107	107
Net loss	—	—	—	—	—	(29,470)	—	(29,470)
Balance September 30, 2024	341,496,158	$378,144	375,371	$—	$27,000	$(310,059)	$(732)	$(283,791)

Balance January 1, 2025	341,496,158	$378,150	434,720	$—	$28,368	$(320,250)	$(520)	$(292,402)
Conversion of redeemable convertible preferred stock into commmon stock in connection with initial public offering	(341,496,158)	(378,150)	12,729,240	—	378,150	—	—	378,150
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	4,600,000	—	99,843	—	—	99,843
Settlement of warrant liability	—	—	—	—	173	—	—	173
Exercise of warrants	—	—	435,013	—	5,702	—	—	5,702
Exercise of stock options	—	—	39,489	—	353	—	—	353
Stock-based compensation	—	—	—	—	3,684	—	—	3,684
Currency translation adjustment	—	—	—	—	—	—	66	66
Net loss	—	—	—	—	—	(25,782)	—	(25,782)
Balance September 30, 2025	—	$—	18,238,462	$—	$516,273	$(346,032)	$(454)	$169,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2025 and 2024

(Unaudited and in thousands)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(25,782)	$(29,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,568	4,631
Stock-based compensation	3,684	4,311
Gain on receipt of nonmonetary tangible assets	(1,600)	(1,600)
Change in right-of-use assets	606	747
Non-cash issuance of warrants	—	1,940
Change in warrant valuations and cancellations	60	(51)
Other	(110)	—
Changes in operating assets and liabilities
Accounts receivable	3,484	(2,851)
Inventories	(1,118)	3,202
Prepaid expenses and other assets	(823)	(1,444)
Other long-term assets	—	361
Accounts payable	(956)	1,932
Accrued and other current liabilities	1,584	(2,966)
Other long-term liabilities	(174)	(446)
Net cash used in operating activities	(15,577)	(21,704)
Cash flows from investing activities
Purchase of intangible assets	(3,687)	(2,145)
Purchases of property, equipment and software	(1,162)	(243)
Net cash used in investing activities	(4,849)	(2,388)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	99,843	—
Proceeds from issuance of preferred stock, net of issuance costs	—	57,983
Proceeds from exercise of stock options	353	349
Proceeds from exercise of warrants	5,702	—
Net cash provided by financing activities	105,898	58,332
Effect of exchange rate changes on cash and cash equivalents	37	8
Net increase in cash and cash equivalents	85,509	34,248
Cash and cash equivalents at beginning of period	60,981	27,321
Cash and cash equivalents at end of period	$146,490	$61,569
Supplemental disclosure of non-cash investing and financing activities
Intangible assets in accounts payable, accrued and other long-term liabilities	7,904	3,456
Gain on receipt of nonmonetary tangible asset	1,600	1,600
Right-of-use assets obtained in exchange for new operating lease liabilities	383	1,124
Deemed dividends	—	2,724

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

Liquidity and Capital Resources

During the three months ended September 30, 2025, the Company reported a net loss of $9.0 million. During the nine months ended September 30, 2025, the Company reported a net loss of $25.8 million and had an operating cash flow deficit of $15.6 million. As of September 30, 2025, the Company had cash and cash equivalents totaling $146.5 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through cash from operations and equity issuances. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its products currently in development and is highly dependent on its ability to find additional sources of funding in the form of debt and equity financing. The Company’s ability to fund its planned operations, research and development, and commercialization of its products significantly depends on the amount and timing of cash receipts from these funding sources. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise funds as and when needed and generate adequate sales could have a negative impact on the Company’s financial condition.

2. Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of its financial position, results of operations, cash flows and stockholders' equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. Accordingly, these statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2024 included in the Company's final prospectus, dated July 29, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act), on July 31, 2025 (the Prospectus) in connection with the Company's initial public offering (IPO). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full fiscal year or future operating periods.

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

Initial Public Offering

On July 18, 2025, the Company effected a 1-for-28 reverse stock split (the Stock Split) of the Company’s issued and outstanding shares of common stock and options to purchase common stock. The Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the numbers of shares underlying the RSUs and the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock. The Stock Split did not affect the par values per share or total authorized common stock. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements have been adjusted retroactively, where applicable, to reflect the Stock Split.

On July 31, 2025, the Company completed its IPO, in which 4,600,000 shares of common stock, par value $0.000001 per share, were issued and sold, inclusive of the exercise in full of the underwriters' option to purchase 600,000 additional shares. The Company received net proceeds of $102.7 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses. In connection with the IPO, all shares of redeemable convertible preferred stock then outstanding automatically converted into an aggregate of 12,729,240 shares of common stock, and the Company issued 424,033 shares of common stock upon exercise of warrants and will, at the expiration of the applicable lock-up period, issue 34,254 shares of common stock upon settlement of restricted stock units (RSUs) outstanding for which the performance-based vesting condition was satisfied in connection with the IPO.

Deferred Offering Costs

Prior to the IPO, deferred offering costs, consisting primarily of accounting, legal and other fees related to the IPO, were capitalized within other current assets in the condensed consolidated balance sheets. Upon consummation of the IPO, $2.8 million of such costs were recorded as a reduction of the proceeds generated from the offering, which was recognized in additional paid-in capital.

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

Demand

The Company had three customers representing 38%, 26% and 11%, respectively, of total accounts receivable as of September 30, 2025. The Company had three customers representing 61%, 17% and 10%, respectively, of total accounts receivable as of September 30, 2024, one of which was the same customer as of September 30, 2025.

There were three end customers representing 41%, 26% and 21%, respectively, of total net sales for the three months ended September 30, 2025. These same three end customers represented 39%, 28%, and 18%, respectively, of total net sales for the nine months ended September 30, 2025.

There were three end customers representing 47%, 26%, and 14%, respectively, of total net sales for the three months ended September 30, 2024. These same three end customers represented 37%, 23%, and 20%, respectively, of total net sales for the nine months ended September 30, 2024, two of which were the same customers as of the three and nine months ended September 30, 2025.

The loss of one or more of these customers could have a material adverse impact on the Company’s results of operations and financial position.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

End Customer Concentration

Although the Company recognizes revenue and directly invoices distributors for sales of its products, the timing and uncertainty of its revenue and cash flows are most impacted by the ultimate end customer. The following is a summary of net sales for the three and nine months ended September 30, 2025 and 2024, based on the country of the corporate headquarters of the ultimate end customer (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$16,164	$9,617	$44,808	$28,239
China	1,223	10,107	4,240	26,239
Rest of the World*	778	542	2,722	1,250
Total	$18,165	$20,266	$51,770	$55,728
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

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Net Loss Per Share

The table below sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,002)	$(9,438)	$(25,782)	$(29,470)
Deemed dividends	—	(305)	—	(2,724)
Net loss attributable to common stockholder	$(9,002)	$(9,743)	$(25,782)	$(32,194)
Denominator:
Weighted average shares outstanding	12,464,236	374,270	4,495,701	367,888
Effect of dilutive shares	—	—	—	—
Basic and diluted loss per share	$(0.72)	$(26.03)	$(5.73)	$(87.51)

Since the Company incurred a net loss for the three and nine months ended September 30, 2025 and 2024, the diluted net loss per share calculation excludes potentially dilutive securities. The following table summarizes the number of shares of common stock issuable under various securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three and nine months ended September 30,
	2025	2024
Redeemable convertible preferred stock	—	12,196,291
Common warrants	244,425	672,632
Preferred warrants	—	10,377
Restricted stock units	185,247	90,009
Stock options and employee stock purchase plan	4,401,452	2,291,745
Total shares	4,831,124	15,261,054

The Company recorded deemed dividends of $0.3 million and $2.7 million for the three and nine months ended September 30, 2024, respectively, as a result of a down-round feature in the Company’s Series E, F, and F-1 preferred stock triggered during the issuance by the Company of Series G preferred stock (see Note 7). No deemed dividends were recorded for the three and nine months ended September 30, 2025.

4. Inventories

The following table represents the components of inventories as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$7	$45
Work in progress	10,148	9,547
Finished goods	5,971	5,416
Total inventories	$16,126	$15,008

5. Property, Equipment and Software

Property, equipment and software consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	September 30, 2025	December 31, 2024
Probe cards and photomasks	$12,435	$10,083
Equipment	4,642	4,386
Software	331	298
Leasehold improvements	896	728
Furniture and fixtures	290	279
Total	18,594	15,774
Less: Accumulated depreciation and amortization	(14,244)	(13,158)
Property, equipment and software, net	$4,350	$2,616

Depreciation expense relating to the Company's property, equipment and software was approximately $0.3 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense relating to the Company’s property, equipment and software was approximately $1.1 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively, and is allocated to cost of sales, selling, general and administrative, and research and development costs in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2025 and 2024, the Company received mask sets in exchange for no consideration from a vendor in lieu of reimbursement. The mask sets were capitalized and a $1.6 million gain was recorded within cost of sales in accordance with ASC 845: Nonmonetary Transactions.

6. Commitments and Contingencies

Contract Manufacturer Commitments

The Company relies on a third-party foundry and contract manufacturer for the manufacturing of its products. Generally, its foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Purchase orders are placed in advance with consideration of estimates of future demand. These purchase orders can be canceled and rescheduled upon agreement of the Company and the contract manufacturer. As of September 30, 2025, the Company had total manufacturing purchase commitments of $6.3 million.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2025, management was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.

7. Warrants, Redeemable Convertible Preferred Stock and Stockholders’ Equity

Common Stock

In July 2025, the Company completed its IPO, in which the Company issued and sold 4,600,000 shares of its common stock, including the underwriters' overallotment option which was exercised in full, at a public offering price of $24.00 per share.

The Company's amended and restated certificate of incorporation authorizes for issuance up to 500,000,000 shares of common stock with a par value of $0.000001 per share. In connection with the IPO, all shares of the Company's outstanding redeemable convertible preferred stock automatically converted into approximately 12,729,240 shares of common stock.

The holders of common stock are entitled to receive dividends at the discretion of the board of directors, subject to preferences that may apply to shares of preferred stock outstanding at the time.

All holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s stockholders. Upon liquidation, dissolution or winding up, the holders of common stock are entitled to share equally in all the Company’s assets remaining after payment of all liabilities.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

At September 30, 2025, the Company has reserved an aggregate of 4,831,124 shares of common stock for the conversion, exercise or issuance, as applicable, of the following outstanding securities:

Common warrants	244,425
Restricted stock units	185,247
Stock options and employee stock purchase program	4,401,452
Total shares	4,831,124

Preferred Stock

The Company's amended and restated certificate of incorporation provides its board of directors with the authority to issue up to 10,000,000 shares of undesignated preferred stock with a par value of $0.000001 per share and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by the Company's stockholders. The Company does not have outstanding preferred stock issued as of September 30, 2025.

Warrants

The Company's preferred warrants were redeemed upon settlement of the IPO. As a result, the Company settled their warrant liability of $0.2 million.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

See the table below for a roll forward of the total preferred stock from July 1, 2024 to September 30, 2024 and July 1, 2025 to September 30, 2025 and from January 1, 2024 to September 30, 2024 and January 1, 2025 to September 30, 2025, which details the total redeemable convertible preferred stock presented in the unaudited condensed consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (in thousands, except share amounts):

	Series Seed Redeemable convertible preferred stock		Series A Redeemable convertible preferred stock		Series B Redeemable convertible preferred stock		Series C Redeemable convertible preferred stock		Series D Redeemable convertible preferred stock		Series E Redeemable convertible preferred stock		Series F Redeemable convertible preferred stock		Series F-1 Redeemable convertible preferred stock		Series G Redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 1, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	92,041,042	$82,754
Issuance of Series G preferred stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,188,841	6,487
Balance at September 30, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,241

Balance at July 1, 2025	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247
Conversion of preferred stock to common stock upon IPO	(5,045,368)	(2,473)	(8,255,614)	(5,179)	(18,894,315)	(10,827)	(42,890,840)	(24,908)	(39,656,811)	(33,411)	(29,019,153)	(29,738)	(74,840,147)	(132,975)	(23,664,027)	(49,392)	(99,229,883)	(89,247)
Balance at September 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

	Series Seed Redeemable convertible preferred stock		Series A Redeemable convertible preferred stock		Series B Redeemable convertible preferred stock		Series C Redeemable convertible preferred stock		Series D Redeemable convertible preferred stock		Series E Redeemable convertible preferred stock		Series F Redeemable convertible preferred stock		Series F-1 Redeemable convertible preferred stock		Series G Redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	34,972,704	$31,258
Issuance of Series G preferred stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	64,257,179	57,983
Balance at September 30, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,241

Balance at January 1, 2025	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247
Conversion of preferred stock to common stock upon IPO	(5,045,368)	(2,473)	(8,255,614)	(5,179)	(18,894,315)	(10,827)	(42,890,840)	(24,908)	(39,656,811)	(33,411)	(29,019,153)	(29,738)	(74,840,147)	(132,975)	(23,664,027)	(49,392)	(99,229,883)	(89,247)
Balance at September 30, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock Option Plan and Stock-Based Compensation

In July 2025, the Company's board of directors adopted, and the Company's stockholders approved the 2025 Equity Incentive Plan (the 2025 Plan). The 2025 Plan became effective on July 29, 2025, the date the final prospectus was filed in connection with the Company's IPO. The 2025 Plan came into existence upon its adoption by the Company's board of directors. No further awards will be granted under the 2010 Equity Incentive Plan (2010 Plan) or 2020 Equity Incentive Plan (2020 Plan, and collectively, along with the 2025 Plan and 2010 Plan, the Plans) .

At September 30, 2025, there were 1,703,600 shares of common stock reserved for future issuance under the 2025 Plan, with no grants and no forfeitures.

Awards outstanding under the Plans remain subject to the terms of the respective Plans, but shares reserved for issuance under each of the 2010 Plan and 2020 Plan that were not subject to outstanding awards at the time the 2025 Plan became effective are no longer available for issuance.

The following table summarizes the effects of stock-based compensation on cost of sales, research and development, and sales, general and administrative expenses granted under the Plans (in thousands) for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of sales	$26	$178	$126	$279
Research and development	$261	873	980	2,021
Sales, general and administrative	$1,781	1,071	2,578	2,011
Total	$2,068	$2,122	$3,684	$4,311

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $4.7 million at September 30, 2025. As of September 30, 2025, the Company anticipates this expense to be recognized over a weighted-average period of approximately 2.2 years. On September 29, 2025, the Company's board of directors approved the acceleration of one-third of previously issued options to the Company's chief financial officer, resulting in an additional $0.3 million of stock-based compensation expense for the three months ended September, 30, 2025.

The Company recognized approximately $1.0 million of share based compensation expense during the three months ended September 30, 2025, related to RSUs in which the time-based service and performance conditions were satisfied upon completion of the IPO. This expense was reflected in sales, general and administrative expense. During the three months ended September 30, 2025, the Company received $0.2 million from the exercise of stock options granted under the Plans. No RSUs were granted during the three months ended September 30, 2025, however grants were made subsequent to the balance sheet date, refer to Note 12 - Subsequent Events. During the nine months ended September 30, 2025, the Company received $0.4 million from the exercise of stock options granted under the Plans and granted 71,427 RSUs to several non-employee directors, which RSUs vest upon satisfaction of a service-based condition and performance condition based on a liquidity event. The Company granted 23,809 and 71,427 RSUs in total during the three and nine months ended September 30, 2024, respectively.

9. Income Taxes

Effective Tax Rate

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
Loss before income taxes	$(8,999)	$(9,425)	$(25,761)	$(29,445)
Income tax expense	(3)	(13)	(21)	(25)
Effective tax rate	0.0%	0.1%	0.1%	0.1%

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. Most or all the tax benefits under the One Big Beautiful Bill Act (OBBBA) relate to accelerated timing of tax deductions or benefits and will apply to future tax periods. Accordingly, the net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period.

The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.

The income tax amount for each of the three and nine months ended September 30, 2025 and 2024 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The effective tax rate was less than 1% for both the three and nine months ended September 30, 2025 and 2024. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation balance at September 30, 2025 and December 31, 2024.

10. Related Party Transactions

The Company defines related parties as any party that controls or can significantly influence the management or operating policies of the Company to the extent that the Company may be prevented from fully pursuing its own interests, such as directors, executive officers, and stockholders, including a greater than 10% beneficial owner of the Company’s capital and their affiliates or immediate family members. For the three and nine months ended September 30, 2025 and 2024, the Company did not have any related party transactions.

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

The following table sets forth the Company’s disaggregation of operating expenses which were reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
Research and development	$8,889	$9,568	$26,474	$28,395
Sales and marketing	2,479	2,758	7,427	8,025
General and administrative	6,352	4,361	16,916	13,065
Total operating expenses	$17,720	$16,687	$50,817	$49,485

The following is a summary of net sales for the three and nine months ended September 30, 2025 and 2024, based on the country to which the Company's products were shipped, which may be different from the geographic locations of the ultimate end customers (in thousands):

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024

Taiwan	$7,409	$4,055	$20,254	$13,923
China	6,202	15,219	20,459	39,519
Singapore	1,629	—	7,284	1
Rest of the World*	2,925	992	3,773	2,285
Total	$18,165	$20,266	$51,770	$55,728
*Other countries individually less than 10%

The following illustrates property, equipment and software, net, and right-of-use assets, net by geographic locations based on physical location (in thousands):

	September 30, 2025	December 31, 2024
Taiwan	$3,747	$2,139
China	711	593
North America	601	786
Rest of the World*	23	26
Total	$5,082	$3,544
*Other countries individually less than 10%

12. Subsequent Events

Restricted Stock Unit Issuance

On October 2, 2025, the Company granted an aggregate of 1,340,971 restricted stock units (RSUs) to employees under the 2025 Plan as part of the Company's merit-based equity compensation program. As of the grant date, the aggregate grant-date fair value of these awards was approximately $39.8 million. The RSUs vest over a four-year period, with 25% vesting on the first anniversary of the vesting commencement date, and the remainder vesting in equal quarterly installments over the following three years. Any unvested RSUs will be forfeited if employment terminates prior to the applicable vesting date.

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

For the three months ended September 30, 2025 and 2024 , we generated net sales of $18.2 million and $20.3 million, respectively, and a net loss of $9.0 million and $9.4 million, respectively.

For the nine months ended September 30, 2025 and 2024, we generated net sales of $51.8 million and $55.7 million, respectively, and a net loss of $25.8 million and $29.5 million, respectively. As of September 30, 2025, we had an accumulated deficit of $346.0 million.

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

Geographical Concentration

As we focus on creating meaningful benefits to our end customers for their edge AI capabilities, we are shifting our geographic concentration. Historically, our sales were significantly concentrated with end customers in Mainland China. Given geopolitical concerns, subsidized competitors creating a price sensitive environment in Mainland China and our desire to service new markets in medical/healthcare, industrial edge, and smart home and buildings, we continue to prioritize our management and sales efforts toward other meaningful geographies. As a result, we expect to continue to experience a substantial shift over the next year in our underlying geographical concentration. For example, in 2023, 66% of our net sales were to end customers in Mainland China, as compared to 50% in 2024. During the third quarter of 2025, 7% of our net sales were to end customers in Mainland China, as compared to 50% during the third quarter of 2024. We currently anticipate this trend will continue in 2025 and beyond. We believe this shift will result in a significant margin improvement opportunity given the benefits of other markets outside of Mainland China.

End Customer Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers. We expect to continue to expand customer base with new product development to reduce exposure. We have demonstrated strong end customer growth with technology leaders validating our technology platform and our robust product offerings. We work with our end customers at the front end of their design cycles, helping them develop next-generation products. The collaborative nature of these relationships provides us with enhanced visibility into our end customers’ future requirements, allowing us to expand our business and increase our content in future products.

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

Other Income (Expense), net

Other income (expense), net reflects interest income generated from our cash on hand being invested in interest-bearing accounts. Our other expenses are principally the mark-to-market valuation of our warrant liabilities and the impact of foreign exchange gains and losses on our results.

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

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for each of the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$18,165	$20,266	$51,770	$55,728
Cost of sales	10,488	13,668	28,534	36,485
Gross profit	7,677	6,598	23,236	19,243
Operating expenses:
Research and development	8,889	9,568	26,474	28,395
Selling, general and administrative	8,831	7,119	24,343	21,090
Loss from operations	(10,043)	(10,089)	(27,581)	(30,242)
Other income, net	1,044	664	1,820	797
Loss before income taxes	(8,999)	(9,425)	(25,761)	(29,445)
Provision for income taxes	3	13	21	25
Net loss	$(9,002)	$(9,438)	$(25,782)	$(29,470)

The following table summarizes the results of our operations for each of the three and nine months ended September 30, 2025 and 2024 as a percentage of net sales. All percentage amounts were calculated using the underlying data:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.7%	67.4%	55.1%	65.5%
Gross profit	42.3%	32.6%	44.9%	34.5%
Operating expenses:
Research and development	48.9%	47.2%	51.1%	51.0%
Selling, general and administrative	48.6%	35.1%	47.0%	37.8%
Loss from operations	(55.3)%	(49.8)%	(53.3)%	(54.3)%
Other income, net	5.7%	3.3%	3.5%	1.4%
Loss before income taxes	(49.5)%	(46.5)%	(49.8)%	(52.8)%
Provision for income taxes	0.0%	0.1%	0.0%	0.0%
Net loss	(49.6)%	(46.6)%	(49.8)%	(52.9)%

Net Sales

(in thousands, except percentages)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net sales	$18,165	$20,266	(10.4)%	$51,770	$55,728	(7.1)%

Net sales decreased for both the three and nine months ended September 30, 2025 as compared to the same periods in 2024. Net sales decreased $2.1 million or 10.4% for the three months ended September 30, 2025 and $4.0 million or 7.1% for the nine months ended September 30, 2025.

Sales outside of Mainland China increased 66.8% from $10.2 million in the third quarter of 2024 to $17.0 million in the third quarter of 2025. Sales outside of Mainland China increased 61.2% from $29.5 million in the nine months ended September 30, 2024 to $47.5 million in the nine months ended September 30, 2025.

Mainland China sales decreased 87.9% from $10.1 million in the third quarter of 2024 to $1.2 million in the third quarter of 2025. Mainland China sales decreased 83.8% from $26.2 million in the nine months ended September 30, 2024 to $4.2 million in the nine months ended September 30, 2025.

These increases in sales outside of Mainland China and the decreases in sales for Mainland China were due to our strategic prioritization of sales to higher margin opportunities.

Gross Profit and Gross Margin

(in thousands, except percentages)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Gross profit	$7,677	$6,598	16.4%	$23,236	$19,243	20.8%
Gross margin	42.3%	32.6%		44.9%	34.5%

Gross profit increased for both the three and nine months ended September 30, 2025 as compared to the same periods in 2024. Gross profit increased 16.4% while gross margin increased 970 basis points in the three months ended September 30, 2025. Gross profit increased 20.8% while gross margin increased 1,040 basis points in the nine months ended September 30, 2025. The increase in each period was driven by a more favorable product and customer mix as we continued to execute our strategic prioritization of non-Mainland China opportunities. Gross profit from our customers outside of Mainland China was $7.2 million and $21.6 million for the three and nine months ended September 30, 2025, respectively and $5.7 million and $14.6 million for the three and nine months ended September 30, 2024, respectively.

Research and Development Expenses

(in thousands, except percentages)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Research and development	$8,889	$9,568	(7.1)%	$26,474	$28,395	(6.8)%

Research and development expenses for the three months ended September 30, 2025 decreased $0.7 million, or 7.1%, to $8.9 million in the third quarter of 2025 from $9.6 million in the third quarter of 2024. Research and development expenses for the nine months ended September 30, 2025 decreased $1.9 million, or 6.8%, to $26.5 million from $28.4 million in the nine months ended September 30, 2024. The overall decrease in research and development in each period was primarily attributable to the timing of product development as certain expenses occurred in 2024 that did not recur in 2025.

Selling, General and Administrative Expenses

(in thousands, except percentages)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Selling, general and administrative	$8,831	$7,119	24.0%	$24,343	$21,090	15.4%

Selling, general and administrative expenses for the three months ended September 30, 2025 increased $1.7 million, or 24.0%, to $8.8 million in the third quarter of 2025 from $7.1 million in the third quarter of 2024. The increase was primarily attributable to additional stock-based compensation of approximately $1.0 million for RSUs triggered upon IPO and one-time cash bonuses in recognition of contributions during the IPO of approximately $0.8 million.

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased $3.3 million, or 15.4% to $24.3 million in the first nine months of 2025 from $21.1 million in the first nine months of 2024. The increase was primarily attributable to increased transaction costs of approximately $1.8 million that were expensed during the first quarter of 2025 related to the IPO along with additional stock-based compensation for RSUs triggered upon IPO of approximately $1.0 million and one-time cash bonuses in recognition of contributions during the IPO of approximately $0.8 million as well as increased professional fees associated with public company costs.

Other Income, Net

(in thousands, except percentages)

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Other income, net	$1,044	$664	57.2%	$1,820	$797	128.4%

Other income, net for the three months ended September 30, 2025 increased 57.2%, to $1.0 million in the third quarter of 2025 from $0.7 million in the third quarter of 2024. The increase was primarily related to interest income earned on IPO proceeds.

Other income, net for the nine months ended September 30, 2025 increased $1.0 million, or 128.4%, to $1.8 million in the first nine months of 2025 from $0.8 million in the first nine months of 2024. The increase was primarily related to interest income earned on IPO proceeds.

Provision for Income Taxes

We recorded minimal income tax expense in the third quarter of 2025 on a pre-tax loss of $9.0 million, yielding an effective tax rate of 0.03%. We recorded minimal income tax expense during the first nine months of 2025 on a pre-tax loss of $25.8 million, yielding an effective tax rate of 0.08%. Our effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the change in valuation allowance. We recorded income tax expense in the third quarter of 2024 on a pre-tax loss of $9.4 million, yielding an effective tax rate of 0.14%. We recorded income tax expense in the first nine months of 2024 on a pre-tax loss of $29.4 million, yielding an effective tax rate of 0.08%.

Liquidity and Capital Resources

We have funded operations primarily through equity financings and cash from operations. We have historically incurred losses and negative cash flows from operations and anticipate continuing to incur losses as we heavily invest in product development. In addition to the proceeds from the IPO, we continue to improve our operating margins through revenue growth and strategic transition to more profitable opportunities. As of September 30, 2025, we had $146.5 million in cash. In July 2025, we completed our IPO, which resulted in net proceeds of $102.7 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses of $2.8 million. Our principal use of cash is to fund our operations, invest in research and development to support our growth and other general corporate needs.

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

Cash Flows from Operating, Investing and Financing Activities

Changes in the net cash provided by and (used in) our operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 are set forth in the following table:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(15,577)	$(21,704)
Net cash used in investing activities	(4,849)	(2,388)
Net cash provided by financing activities	105,898	58,332

Operating Activities

For the nine months ended September 30, 2025, cash flow used for operations was $15.6 million. Operating cash flow used during the nine months ended September 30, 2025 was related to the cash components of our net loss and $2.2 million of favorable changes in working capital driven primarily by a reduction of $1.1 million in inventory, offset by $3.3 million resulting from the timing of our sales to customers and payments to our vendors.

For the nine months ended September 30, 2024, cash flow used in operations was $21.7 million. Operating cash flow used during the quarter was related to the cash components of our net loss and $2.1 million of unfavorable changes in working capital driven primarily by $3.2 million of lower inventory purchases offset by $5.3 million resulting from the timing of our sales to customers and payments to our vendors.

Investing Activities

For the nine months ended September 30, 2025, we used $4.8 million in cash for investing activities, which related to $3.7 million of technology investments in intangible assets and $1.2 million in capital expenditures.

For the nine months ended September 30, 2024, we used $2.4 million in cash for investing activities, which related primarily to $2.1 million of technology investments in intangible assets.

Financing Activities

For the nine months ended September 30, 2025, we generated $105.9 million related to financing activities, driven by IPO proceeds net of deferred offering costs, underwriter discounts, and commissions of $99.8 million, and the exercise of warrants of $5.7 million and stock options of $0.4 million.

For the nine months ended September 30, 2024, we generated approximately $58.3 million in financing activities, driven primarily by $58.0 million from our Series G preferred stock issuance and proceeds from the exercise of stock options of $0.3 million.

Non-GAAP Financial Measures

We use non-GAAP net loss and non-GAAP gross profit, both non-GAAP financial measures, to help us make strategic decisions, establish budgets and operational goals for managing our business, analyze our financial results, and evaluate our performance. We define non-GAAP net loss as our net loss adjusted to exclude expenses not directly attributable to the performance of our operations, such as income taxes, depreciation and amortization, stock-based compensation, gain on nonmonetary transaction, severance costs, transaction costs including IPO bonuses, and warrant valuation. We define non-GAAP gross profit as our gross profit adjusted to exclude expenses not directly attributable to gross profit, such as depreciation and amortization, stock-based compensation and non-monetary transactions.

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
•
do not include one-time IPO-related bonuses to certain employees;
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Net Loss:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(9,002)	$(9,438)	$(25,782)	$(29,470)
Add:
Income taxes	3	13	21	25
Depreciation and amortization	1,754	1,462	5,568	4,631
Stock-based compensation	2,068	2,122	3,684	4,311
Gain on nonmonetary transaction	—	—	(1,600)	(1,600)
Severance costs	—	—	—	706
IPO-related bonus	1,200	—	1,200	—
IPO and other transaction costs	—	454	1,793	454
Warrant valuation	—	(51)	60	(51)
Non-GAAP net loss	$(3,977)	$(5,438)	$(15,056)	$(20,994)

During each of the nine months ended September 30, 2025 and 2024, the Company received nonreciprocal transfer of assets with a vendor. The total fair value of nonmonetary transactions recorded during the first nine months of each year was approximately $1.6 million, which was recognized as a gain in cost of sales.

Non-GAAP Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Gross profit	$7,677	$6,598	$23,236	$19,243
Add:
Depreciation and amortization	439	192	1,431	723
Stock-based compensation	25	178	125	280
Gain on nonmonetary transaction	—	—	(1,600)	(1,600)
Non-GAAP gross profit	$8,141	$6,968	$23,192	$18,646

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

Interest Rate Risk

Our assets have limited exposure to market risk. As of the nine months ended September 30, 2025 and 2024, and the years ended December 31, 2024 and 2023, we maintained a portfolio of cash and cash equivalents in interest-bearing accounts . Certain interest rates are variable and fluctuate with current market conditions. We would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.

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

In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We had no foreign currency derivative instrument hedges as of the nine months ended September 30, 2025 and 2024, and the years ended December 31, 2024 and 2023. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of our operating results. The impact from foreign currency transactions during the nine months ended September 30, 2025 and 2024, and the years ended December 31, 2024 and 2023 were not material. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2025, due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Except with respect to the remediation measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses and negative cash flows from operations since inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future, due in part to our continued investment in our business. We incurred a net loss of $25.8 million and $29.5 million for the nine months ended September 30, 2025 and 2024, respectively, and $39.7 million and $50.3 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $346.0 million and $320.3 million as of September 30, 2025 and December 31, 2024, respectively. We expect our costs to increase in future periods as we continue to expend substantial resources on research and development, expansion into new markets, marketing and general administration (including expenses related to being a public company). The net losses we incur may fluctuate significantly from quarter to quarter.

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

Our largest end customer historically has accounted for a large portion of our sales, representing approximately 40.8% and 39.1% of our net sales for the three and nine months ended September 30, 2025, respectively. A different end customer accounted for approximately 46.5% and 36.6% of our net sales for the three and nine months ended September 30, 2024, respectively. Two other single end customers directly or indirectly accounted for more than 10% of our net sales in both the three and nine months ended September 30, 2025. In addition, our top ten customers accounted for approximately 96.8% of our total net sales for each of the three and nine months ended September 30, 2025. Our top ten customers accounted for 99.1% and 96.5% for the three and nine months ended September 30, 2024. We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expense was $26.5 million and $28.4 million for the nine months ended September 30, 2025 and 2024, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy to focus on the development of new solutions, such as Apollo6, Atomiq, SoCs variants within existing Apollo families, as well as further penetration of existing markets, such as medical/healthcare, industrial edge and smart homes and buildings, and expansion into new markets such as automotive and data center and computing. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development of our solutions using sub-threshold and near-threshold designs at 0.4 volts, 0.5 volts, or 0.6 volts costs significantly more than development at the standard 0.8 volts or 0.9 volts. This added development cost could prevent us from being able to maintain a technological advantage over larger competitors that have significantly greater resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. If we incur increased research and development costs that do not result in revenue generation, our business, financial condition and results of operations would be adversely affected.

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

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. This has included the establishment of offices in Taiwan and Mainland China for non-U.S. operations. We purchase wafers from foreign entities, have our products assembled and tested by subcontractors located in Asia, and supply our products to end customers located outside of the United States. Even end customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. We derived 11.0% and 52.5% of our net sales for the three months ended September 30, 2025 and 2024, respectively, from end customers outside of the United States and 6.7% and 49.9%, respectively, from end customers located in Mainland China. Our international operations are subject to a number of risks, including:

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

We may experience a delay in generating or recognizing revenue for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected revenues for that quarter and are generally cancelable or reschedulable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Furthermore, we generally rely on end customers issuing purchase orders to buy our products rather than long-term supply contracts. In addition, we maintain a small infrastructure of facilities and human capital in several locations around the world and have a limited ability to reduce the expenses. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenue or changes in levels of our end customers’ forecasted demand could materially and adversely impact our business, financial condition and results of operations. Due to our limited ability to reduce expenses, in the event our revenue declines, or our revenue does not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter. For the nine months ended September 30, 2025 and 2024, our net sales were $51.8 million and $55.7 million, respectively.

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

We had federal and state net operating loss (NOLs) carryforwards of approximately $160.5 million as of September 30, 2025 and December 31, 2024. Under current law, our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which may be outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our current and future proprietary technology and inventions, or if the scope of the patent protection obtained is not sufficiently broad, our ability to compete successfully and our business, financial condition and results of operations could be adversely impacted.

Our future success depends, in part, upon our proprietary technology and inventions. We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of October 15, 2025, we owned 61 issued U.S. patents, 11 issued foreign patents, 13 pending U.S. patent applications, six pending foreign patent applications, and one pending Patent Cooperation Treaty application. The issued patents in the United States generally expire beginning in 2033 through 2042. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, opposition, invalidation or circumvention or designed around by our competitors or declared invalid or unenforceable in judicial or administrative proceedings, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 31, 2025, we completed the IPO in which we issued and sold 4,600,000 shares of common stock, at a public offering price of $24.00 per share. We received net proceeds of $102.7 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses. In connection with the closing of the IPO, all shares of our then-outstanding convertible preferred stock automatically converted into an aggregate of 12,729,240 shares of common stock. All shares sold in the IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-288497), as amended (Registration Statement), declared effective by the SEC on July 29, 2025. BofA Securities, Inc. and UBS Securities LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the expected use of the net proceeds from the IPO as described in the Final Prospectus dated as of July 29, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on July 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

No director or officer adopted or terminated any Rule 10b5-1 plan or any non Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

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

AMBIQ MICRO, INC.

Date: November 6, 2025	By:	/s/ Fumihide Esaka
Fumihide Esaka
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler
Chief Financial Officer