Form 10-K
period 2025-12-31
Ambiq Micro, Inc.
filed 2026-03-05
CIK 1500412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42766

Ambiq Micro, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	27-1911389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6500 River Place Blvd., Building 7 Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 879-2850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value per share	AMBQ	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant completed its initial public offering and listed its Common Stock for trading on the New York Stock Exchange on July 31, 2025, therefore no shares of its common stock were traded as of the last business day of the Registrant’s most recently completed second fiscal quarter.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2026 was 21,262,691.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement (the “2026 Proxy Statement”) relating to its annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such 2026 Proxy Statement shall not be deemed to be filed as a part hereof.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “Ambiq,” “AMBQ,” “Ambiq Micro,” “Ambiq Micro Inc.” and similar references refer to Ambiq Micro, Inc. together with its consolidated subsidiaries.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful integration of AI;
•
our end customer relationships and our ability to retain and expand our end customer relationships and to achieve design wins;
•
the success, cost, and timing of new products;
•
our ability to compensate for decreases in average selling prices of our products or increases in inputs to our products;
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
•
our dependence on international operations;
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
•
our expectations regarding our ability to obtain, maintain, protect, and enforce intellectual property protection for our technology; and
•
the potential impact of macroeconomic conditions and geopolitical conflicts, recession fears, fluctuations in global interest rates, foreign exchange volatility and inflationary pressures, on our business and the businesses of our suppliers and end customers.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

TRADEMARKS

We use the Ambiq logo and other marks as trademarks in the United States and other countries. The Ambiq word mark and logos, SPOT, graphiqSPOT, neuralSPOT, turboSPOT, secureSPOT, Voice-on-SPOT, and VoS, among others, are registered trademarks of Ambiq Micro, Inc. Other trademarks and trade names are those of their respective owners. This prospectus contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, the trademarks and trade names referred to in this prospectus, including logos, artwork and other visual displays, may appear without the ®, ™ or SM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PART I

Item 1. Business.

Overview

We are a pioneer and leading provider of ultra-low power semiconductor solutions designed to address the significant power consumption challenges of general purpose and AI compute – especially at the edge.

Our customers rely on Ambiq to deliver AI compute closer to end users (edge environments) where power consumption challenges are the most severe. Our leading position is built upon our hardware and software innovations that deliver two to five times lower power consumption than traditional semiconductor designs. Our products power over 290 million devices today. In 2025, we estimate that over 80% of our products ran AI algorithms. We seek to drive growth in AI adoption at the edge in the personal devices, medical/healthcare, industrial edge, and smart home and building markets and continue to set new standards in edge AI performance and power efficiency. Over time, we expect to integrate our ultra-low power technology into additional products that benefit from greater power efficiency, including high-performance compute applications such as AI data centers and automotive.

To date, a majority of AI compute has been deployed in data centers due to its large physical scale and the need for wall plug energy, as AI compute requires enormous and steady energy resources. At the edge, however, power limitations have been especially acute due to small device size and limited battery life. We believe this greatly constrains the potential of AI to improve our daily on-the-go lives. Enabling AI at the edge – where the action takes place – with vastly improved power efficiency will allow faster real-time decision-making due to data proximity, greater data privacy, higher energy efficiency from reduced network usage, and less dependence on constant costly connections to the cloud. We believe new AI use cases will only be possible if edge devices are much more power efficient.

Our proprietary Sub-threshold Power Optimized Technology (SPOT®) platform is designed to fundamentally and cost-effectively reduce power consumption of battery- and wireline-powered devices alike. Depending on the application, devices incorporating SPOT demonstrate a two to five times reduction in power consumption compared to conventional integrated circuit designs. SPOT is a ground-breaking approach at the chip design level that incorporates sub- and near-threshold hardware without using expensive manufacturing processes.

We provide a full-stack solution encompassing tightly integrated hardware and software. Our solutions include a diverse family of systems-on-chip (SoCs) and the software required to enable on-chip AI processing, general compute, sensing, security, storage, wireless connectivity, and advanced graphics. Our SoC solutions deliver compute at a very small fraction of the power consumed by our competitors’ products.

Our ultra-low power SoCs serve a wide range of markets requiring on-device and real-time AI, including smartwatches and fitness trackers, augmented and virtual reality (AR/VR) glasses, smart rings, digital health monitors, security systems and access control, livestock tracking, crop monitoring, and factory automation.

Body-worn AI devices drive a significant portion of our revenue today and often require weeks of battery life while running advanced AI-driven features. These devices increasingly offer on-chip AI-powered features such as speech recognition, domain-specific language models, image and video processing, and sensing, further straining power consumption, which our solutions are positioned to address.

We leverage our internal direct sales force and our global network of distributors and sales representatives to pursue and support our core end markets. For our largest end customers, dedicated sales personnel work with the manufacturers to help ensure our solutions address their go-to-market needs.

As global demand for our SoC solutions accelerates, our sales and marketing efforts are increasingly focused on our end customers in target geographies such as the United States, Europe, and Asia (ex-Mainland China). For the twelve months ended December 31, 2025 and 2024, we generated net sales of $72.5 million and $76.1 million, respectively, and a net loss of $36.5 million and $39.7 million, respectively. As of December 31, 2025, we had accumulated deficit of $356.7 million.

Our Technology

SPOT® is our proprietary ultra-low power chip design platform created to solve this severe power consumption problem. SPOT consists of a set of chip design techniques that allow standard transistors to operate in an ultra-low power mode called “sub-threshold” and “near-threshold”. When combined with other low-power chip architecture techniques, SPOT enables our SoCs to deliver two to five times lower power consumption than leading alternative solutions.

By significantly reducing the power required for sensing, communication, security, and AI compute, customers are given flexibility on how best to deploy the vastly improved energy budgets of their products. They can use this flexibility to run larger AI models faster, run faster inference rates, add more sensors, reduce battery size, and/or extend battery life.

Specifically, we have developed wide-ranging chip architectures, intellectual property (IP) building blocks, and integrated circuit (IC) design methodologies for digital circuits, analog circuits, and embedded memories – accumulating significant expertise and IP related to product design, validation, and production testing. Our proven expertise in, and experience with, ultra-low power design provides us with a substantial competitive advantage.

In addition, we have developed a wide range of chip architecture techniques that are designed to enable even lower power than sub-threshold and near-threshold operation alone. Many of these chip design techniques are protected by IP rights, including patents and trade secrets.

While many high-end processor chip companies can increase performance or decrease power consumption with advanced process technology nodes, these expensive manufacturing processes are typically not cost-effective for edge devices. With our SPOT platform, we are able to manufacture our products at much more cost-effective process technology nodes. Furthermore, reliance on advanced process technology nodes and Moore’s Law to solve the power problem is particularly limiting as Moore’s Law is viewed by many as dead or broken.

Our Products

Our SPOT platform serves as the foundation for a series of SoCs for edge AI devices that deliver ultra-low power for AI computations, general purpose computations, sensing, communications, power conversion, and more. These SoCs are paired with a full-stack software solution that is designed to enable efficient resource-constrained AI application development and a fast time-to-market.

SoC Products for Edge AI

Our portfolio includes two flagship SoC product families, both with rich sets of peripherals:

•
Apollo: The Apollo family of products pair rich peripheral sets with host processors capable of software-based AI computations (e.g., Apollo3 and Apollo4 families) or vector-accelerated AI computations (e.g., Apollo3 and Apollo5 families). For most edge AI use cases, we believe the combination of the Apollo products with our full stack software solution provides the optimal power, performance, feature, and cost.
•
Atomiq: The first Atomiq family product is currently in development. This novel product targets AI applications requiring demanding edge AI compute requirements and is thus expected to provide the highest performance and lowest power ever delivered by our products. Atomiq is expected to feature a full neural processing unit (NPU) for high-performance AI acceleration along with new memory innovations – all with the goal of achieving minimum power and maximum performance on AI model execution at the edge.

Software Products for Edge AI

To truly unlock edge AI use cases, our ultra-low power SoCs must be paired with carefully optimized proprietary software. To make edge AI application development easier for our customers, Ambiq provides a series of core software products:

•
General enablement firmware: Our AmbiqSuite Software Development Kit (SDK) provides firmware and drivers required to operate our SoCs efficiently.
•
Feature enablement software: On top of AmbiqSuite SDK, we offer a series of software modules that enable complex applications to be developed quickly and efficiently. These modules include graphiqSPOT for graphics and display management, blueSPOT for Bluetooth communications, secureSPOT for managing security, and more.
•
AI enablement software: Ambiq assists our customers in developing AI features by providing our foundational Helia ecosystem alongside flexible SDKs and neuralSPOT, our cross-platform AI SDK. These tools are designed to collectively address the challenges encountered when developing AI for edge products.

Our Competitive Strengths

We believe our core competitive strengths include the following:

Leading proprietary ultra-low power chip design technology. We exclusively focus on ultra-low power, sub- and near-threshold chip design technology, which is our key differentiator and top development priority. Our SPOT platform comprises dozens of individual circuit design techniques that are difficult to replicate, complemented by overall low-power system design expertise and know-how and our proprietary AmbiqSuite SDK and Helia AI ecosystem making it easy for our end customers to quickly and effectively implement edge AI on our products.

Extensible technology platform. We believe our SPOT platform is fully extensible to a wide variety of semiconductor applications that require substantially greater power efficiency in both battery-operated and wall-powered devices. Our technology is especially valuable for battery-operated products by significantly improving performance on a fixed power budget or by extending the time between charges in edge devices.

Robust intellectual property portfolio. Our IP is a key aspect of our business strategy, allowing us to maintain a competitive and, we believe, sustainable edge in the market. Our robust IP portfolio encompasses patents, trade secrets, and design IP that safeguard our proprietary technology and innovations related to ultra-low power and sub-threshold design. Our design IP has been proven over five generations of the Apollo family of products.

Proven demand from blue-chip end customers. We have demonstrated strong end customer growth with more than 290 million units shipped with international technology leaders, which has validated the maturity of our technology platform and the robustness of our products.

Scalable design and manufacturing relationships. Our SoC solutions leverage existing mature semiconductor process technologies that are readily available and cost-effective. Since our founding, we have partnered with a leading semiconductor foundry, Taiwan Semiconductor Manufacturing Company Limited (TSMC), for our SoC products in 180-nanometer, 90-nanometer, 40-nanometer, 22-nanometer, and 12-nanometer process nodes. We leverage TSMC’s mature fabrication processes, which are more cost-effective than the most advanced nodes, while still delivering products that consume a very small fraction of the power that our competitors require for their comparable parts.

Top industry talent, experienced management team and engineering-focused culture. We believe our team’s engineering, chip design, and AI talent is critical to our success. We employ an engineering-focused workforce, as well as a highly technical senior management team with deep industry and chip design experience.

Our Strategy

Our strategy is centered on three primary priorities designed to expand our market opportunity and strengthen our competitive positioning. First, we are expanding aggressively into new edge AI markets with our current product portfolio by broadening performance tiers, deepening penetration with existing customers, and entering adjacent verticals. Second, we are introducing innovative new products that leverage our SPOT ultra-low power technology to push the boundaries of power and performance and enable entry into new and higher performance markets. Third, we are establishing an IP licensing variant of SPOT to extend our technology beyond internally developed products, diversify revenue streams, and position SPOT as a scalable platform across the semiconductor ecosystem. This includes:

Enable sophisticated edge AI capabilities with higher-performing and lower-power versions of our existing products. Our Apollo family supports increasingly sophisticated on-device AI capabilities across wearables, healthcare, industrial and other edge applications. Newer products, including Apollo5, related derivatives and other products in development, are designed to deliver even lower power and higher processing performance to our existing customers, potentially enabling and accelerating new innovative edge AI use cases.

Introduce innovative new products to enable next generation edge AI capabilities. We expect our Atomiq SoC offerings will further extend edge AI capabilities with integrated neural processing and advanced process technology, enabling more compute-intensive, multi-modal AI workloads in applications such as AR glasses, intelligent cameras and advanced health monitoring devices.

Bring SPOT to new classes of chip products to access both existing and new markets. SPOT is a widely applicable, ultra-low power design methodology that can be quickly applied to new chip classes such as application processors (APs), dedicated AI processors, digital signal processors (DSPs), image processors, power management chips, communications chips, network processors, and many more. We intend to develop new ultra-lower power chip product families that we believe will provide us access to additional sockets within current customers, as well as to entirely new customers in new market segments.

Leverage our easy-to-use software and AI model suite to speed customer adoption and drive higher-margin revenue. We are working to increase our software suite to include new AI software products, such as AI development kits, AI compilers and runtimes, and AI model development utilities. Complementary to our existing SoC solutions, we believe these new AI software offerings will enable us to reach a broader set of customers, will allow these customers to more quickly implement their AI functionalities, and are expected to help drive increased SoC gross margins.

Develop SPOT into a licensable technology platform. We plan to develop SPOT into an IP and chip development platform that makes it easier for other companies to license or partner with us to incorporate SPOT into their own low-power chip designs, such as building next-generation AI data center chips.

Our End Customers

We work closely with leading brands as well as OEM and original design manufacturers (ODM) throughout their design cycles, allowing us to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to be designed into their current products and to continue developing next-generation AI platforms and low-power products for their future products. During each of the years ended December 31, 2025 and 2024, we sold our products to more than 200 end customers via third-party distributors and, to a lesser extent, through resellers and direct sales. We had three major end customers accounting for 10% or more of our net sales during 2025, and three such customers in 2024.

We typically fulfill the needs of our leading brand, OEM, and ODM customers through direct relationships and select distributors. For the year ended December 31, 2025, Distributor B and Distributor C accounted for approximately 21% and 20% of our net sales, respectively. For the year ended December 31, 2024, Distributor A accounted for approximately 11% of our net sales. No other distributor accounted for more than 10% of our net sales for the years ended December 31, 2025 or 2024. In addition to our direct OEM and ODM relationships, we also address a significant portion of our business through demand creation by our distribution and reseller network, which we intend to continue to broaden in the future.

For the years ended December 31, 2025 and 2024, our top five end customers accounted for 91% and 92% of our net sales, respectively, based on the sell-through information provided to us by our distributors. For 2025, net sales from Customer E, Customer F and Customer G comprised approximately 36%, 29% and 20% of our net sales, respectively. No other single end customers directly or indirectly accounted for more than 10% of our net sales in the year ended December 31, 2025. For 2024, revenues from Customer D, Customer F and Customer E comprised approximately 41%, 24% and 21% of our net sales, respectively. No other single end customers directly or indirectly accounted for more than 10% of our net sales in the year ended December 31, 2024. Sales to end customers in Mainland China accounted for 9% and 50% of our net sales in the years ended December 31, 2025 and 2024, as we made a deliberate decision to diversify away from low margin, Mainland China customers to prioritize high-value markets and customers where energy efficiency and edge AI performance serve as key differentiators.

Sales and Marketing

We primarily engage with our end customers directly using a combination of a direct sales force and field application engineers, fulfilling sales directly or through third-party distributors. Our direct sales force and field applications engineers are located near our existing OEM and ODM end customers in Germany, Japan, Mainland China, Poland, Singapore, Taiwan, and the United States. Our sales force has varied end-market expertise.

We have contracts in place with distributors and third-party sales representatives throughout Asia, particularly in Taiwan, Korea, Japan, Singapore and Mainland China, as well as in the United States and Europe. We selected these independent distributors and representatives based on their ability to provide effective field sales, marketing communications, and technical support for our products. Following initial sales efforts, these third-party distributors assist predominantly in the fulfillment of orders from our end customers.

Our sales have historically been made based on purchase orders rather than end customer-specific long-term agreements. Our material terms and conditions are generally consistent with general industry practice but vary from distributor and end customer to end customer. We typically receive purchase orders 16 weeks ahead of the end customer’s desired delivery date; however, this can extend up to 36 weeks, particularly in times of global supply constraints.

Manufacturing

We operate a fabless business model and use third-party foundries, packaging, and testing contractors to manufacture, assemble, and test our semiconductor products. This outsourced manufacturing approach allows us to focus our resources on the design, sale, and marketing of our products. In addition, we believe that outsourcing our manufacturing activities provides us with the flexibility and scalability needed to respond to new market opportunities, simplifies our operations, and significantly reduces our capital commitments.

We subject our third-party manufacturing contractors to qualification requirements to meet our solutions’ high quality and reliability standards. We qualify each of our partners and their processes before applying the technology to our solutions. Our engineers work closely with all our manufacturing partners to keep material flowing quickly and consistently, with high quality. All sides look for continuous improvements to lower product costs by, for example, optimizing flow steps and improving yields.

•
Wafer Fabrication. We use various generations of semiconductor processes to develop and manufacture our products. We contract with TSMC to produce semiconductor wafers.
•
Packaging and Testing. Upon the completion of processing at the foundry, we use third-party contractors for packaging and testing, including the ASE group, King Yuan Electronics Group (KYEC) and Sigurd in Taiwan and Mainland China.
•
Suppliers. We also rely upon a limited number of other manufacturing partners for our modules, boards, and other components.

Given the disruptive nature of our technology and design, we have historically worked very closely with our manufacturing partners to ensure they provide high-quality fabrication and an outstanding support team for continuous improvement. For instance, we worked with TSMC to identify the source of excessive circuit leakage and quickly optimized the process to resolve it. In addition, to ensure the highest reliability, sub-threshold circuits built on our SPOT platform have been subjected to the same testing standards of super-threshold technologies, including those that measure performance in extreme conditions over extended periods. We believe our ability to work closely with our third-party partners to optimize the production processes used by our technologies provides us with a meaningful competitive advantage.

Research and Development

We believe that our success depends in large part on our ability to enhance our existing proprietary SPOT platform, expand our low-power SoC product portfolio, develop new innovative solutions based on our SPOT platform, and integrate additional capabilities to serve our existing and future target markets. We engage in research and development efforts in the following core areas:

•
Core SPOT platform;
•
Digital, analog, and radio-frequency chipset design (including MCUs, GPUs, AI accelerators, wireless connectivity, power management, security, imaging, audio, and sensing);
•
General and feature enablement software development (including connectivity, graphics, security, and audio); and
•
AI enablement software development (including AI design kits, AI runtimes, and AI libraries); and
•
System-level solutions development (including algorithms, reference hardware, reference software, and end customer design references).

Our research and development team comprises highly skilled engineers and technologists with extensive experience in digital, mixed-signal, RF chipset design, system-level architecture, and software development. We have assembled our engineering team in the United States (primarily at our headquarters in Austin, Texas, and our California location), Mainland China (Shanghai and Shenzhen), Taiwan, and Singapore.

For the years ended December 31, 2025 and 2024, our research and development expenses were $38.5 million and $37.2 million, respectively, representing 53% and 49% of annual sales for 2025 and 2024, respectively. We intend to continue to invest in research and development to support and enhance our existing low-power sub-threshold solutions and design and develop future product offerings.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of January 14, 2026, we owned 57 issued U.S. patents, 11 issued foreign patents, 13 pending U.S. patent applications and six pending foreign patent applications. The issued patents in the United States generally expire beginning in 2033 through 2042. Our issued patents and pending patent applications relate to key sub-threshold analog and digital techniques and algorithms, memory techniques, circuits, and system-level optimization.

In addition to our own intellectual property, we also use third-party licenses for certain technologies embedded in our solutions. These are typically granted to us in non-exclusive contracts provided under royalty-accruing or paid-up licenses. While we do not believe our business is dependent to any significant degree on any individual third-party license, we expect to continue to use and may license additional third-party technology for our solutions. We also invest in the latest commercially available software design and simulation tools, which enable us to leverage our intellectual property portfolio, improve time to commercialization, and deliver high-performance products.

We generally control access to and use of our proprietary and confidential information by employing internal and external controls, including contractual protections with employees, consultants, contractors, customers, partners, and suppliers. Our employees and consultants are required to execute confidentiality and invention assignment agreements in connection with their employment or consulting relationships with us. We also require them to agree to disclose and assign to us inventions conceived or made in connection with the employment or consulting relationship. Despite our efforts to protect our IP, such agreements may be insufficient or breached, and unauthorized parties may copy or otherwise obtain and use our software, technology, or other information that we regard as proprietary intellectual property.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, resulting in protracted and expensive litigation for many companies. We have in the past received, and we expect that in the future we may receive, allegations of infringement, misappropriation or other violations or liability for damages that may invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our technical and management personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease the sale of our solutions, expend significant resources to develop alternative technology or discontinue the use of processes requiring the relevant IP or technology.

Government Regulation

We are subject to the laws and regulations of various jurisdictions and governmental agencies affecting our operations and the sale of our solutions in areas including, but not limited to: AI; intellectual property; tax; import and export requirements, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls; anti-corruption; economic and trade sanctions; national security and foreign investment; foreign exchange controls and cash repatriation restrictions; data privacy and security requirements (as described below); competition; advertising; employment; product regulations; environment, health and safety requirements; and consumer laws. These regulations may limit the export of our products and technology, and provision of services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorization. Legislation related to AI has also been introduced at the federal level and is advancing at the state level. For example, Colorado recently passed the Colorado Artificial Intelligence Act, which is set to go into effect on June 30, 2026, and which regulates the development, deployment, and use of AI systems and the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act regarding the use of AI and automated decision-making. Additionally, the EU AI Act and other AI regulations could have a material impact on planned business activities involving the development and/or use of AI technologies and/or increase compliance costs. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act included requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions.

As a multinational business, the import and export of our technology are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. The scope, nature, and severity of such controls varies widely across different countries and may change frequently over time. Such laws, rules, and regulations may delay the introduction of our infrastructure and services or impact our competitiveness through restricting our ability to do business in certain places or with certain entities and individuals. For example, the U.S. Department of Commerce continues to tighten export controls and add firms to the Entity List. These export restrictions, which would require that we obtain licenses from the U.S. Department of Commerce to allow us to export our solutions to such listed firms, could limit or prevent us from doing business with certain potential customers or potential suppliers. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments could limit our ability to conduct business globally.

Data Privacy and Cybersecurity

Numerous data privacy and security obligations, including state, federal, and foreign laws, regulations, rules and standards, govern the collection, use, access to, handling, transmission, processing, confidentiality, and security of personal data and could apply now or in the future to our operations or the operations of our partners. Data privacy and cybersecurity laws, regulations, rules, standards, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil penalties and restrictions on data collection, transfers, and processing. Such federal U.S. and foreign obligations may include, without limitation, the Federal Trade Commission Act, the European Union's General Data Protection Regulation 2016/679 (EU GDPR), the EU GDPR as it forms part of United Kingdom (UK) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (UK GDPR), and Mainland China’s Personal Information Protection Law (PIPL). Additionally, several states within the United States have enacted or proposed comprehensive data privacy laws. For example, California passed the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, CCPA), Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act.

Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws, which require us to publish statements that accurately and fairly describe how we handle personal data and the choices individuals may have about how we handle their personal data.

The CCPA and GDPR are increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure to non-compliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data, including certain sensitive personal data, and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal information, and to opt out of certain personal data disclosures). Also, the CCPA provides civil penalties and a private right of action for data breaches, which may include the award of statutory damages.

Foreign data privacy and cybersecurity laws (including, but not limited to, the EU GDPR, UK GDPR, and PIPL) impose significant and complex compliance obligations on entities subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (EEA) and to companies based outside the EEA that process personal data in connection with offering goods or services to data subjects or monitoring the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes, requiring a legal basis for personal data processing, requiring the appointment of a data protection officer in certain circumstances, imposing transparency obligations to data subjects, requiring data protection impact assessments in certain circumstances, limiting the collection and retention of personal data, providing certain rights for data subjects related to their personal data, imposing specific standards for data subject consents, requiring the implementation and maintenance of technical and organizational safeguards for personal data, mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals, and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. Some of these laws and regulations authorize the governing agencies to investigate companies under their jurisdiction to ensure compliance and to impose fines and other measures against companies who are not in compliance. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR; 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. See the section titled “Risk Factors – Risks Related to Our Intellectual Property” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, as well as those of the third parties we work with. Such threats are prevalent and continue to rise, are increasingly challenging to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. See the section titled “Risk Factors—Risks Related to Our Business” for additional information about the cybersecurity risks to our business.

Competition

The semiconductor market is intensely competitive. We anticipate that the market for our products will continually evolve and be subject to rapid technological change. We believe the principal competitive factors in our industry are:

•
Power consumption and battery life;
•
Product capabilities, functionality and performance;
•
Product size;
•
Level of integration;
•
End customer support;
•
Reliability;
•
Ability to rapidly introduce new products to market;
•
Price;
•
Intellectual property protection; and

•
Software capabilities.

We believe that we are competitive with respect to these factors, particularly because our SPOT platform is designed to enable our products to have significantly lower power consumption than alternative products, allowing for greater adoption of AI at the edge. Our products are manufactured in standard CMOS, which generally allows us to supply them relatively rapidly so that end customers can meet their product introduction schedules. However, the disadvantages we face include our relatively short operating history in certain of our markets and our smaller size and customer base relative to many of our competitors.

Today, we generally compete with large MCU vendors, such as Infineon, Microchip, NXP, Silicon Laboratories, STMicroelectronics, Texas Instruments, and others. In addition, we also compete with connectivity players such as Nordic Semiconductor, Renesas and Synaptics. In addition, we sometimes compete (and other times work alongside certain designs) with connected processor platform players such as Qualcomm.

Employees

As of December 31, 2025, we had 202 employees, of which 200 were full-time employees. Our employees include 140 employees in research and development, 41 in sales and marketing and 21 in general and administrative. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Available information

We maintain a website at https://ambiq.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are filed with the Securities and Exchange Commission (the SEC). Such reports and other information filed or furnished by us with the SEC are available free of charge on the Investor Relations section of our website at https://ir.ambiq.com as soon as reasonably practicable after such reports are available on the SEC’s website. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks described below as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, results of operations, financial condition, reputation, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those described more fully below in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

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
•
Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences.
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
•
We have incurred and expect to continue to incur significant costs as a result of operating as a company whose common stock is publicly traded in the United States.
•
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•
We previously identified a material weakness in our internal control over financial reporting that we have fully remediated, however, we may experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting.

•
Our management team has limited experience managing a public company.

Risks Related to Our Business

We have a history of net losses, and we may not achieve or maintain profitability in the future.

We have incurred net losses and negative cash flows from operations since inception and we expect to continue to incur net losses and negative cash flows from operations for the foreseeable future, due in part to our continued investment in our business. We incurred a net loss of $36.5 million and $39.7 million for the years ended December 31, 2025 and 2024 respectively, and had an accumulated deficit of $356.7 million and $320.3 million as of December 31, 2025 and 2024, respectively. We expect our costs to increase in future periods as we continue to expend substantial resources on research and development, expansion into new markets, marketing and general administration (including expenses related to being a public company). The net losses we incur may fluctuate significantly from quarter to quarter.

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

Our largest end customer historically has accounted for a large portion of our sales, representing approximately 35.6% and 40.9% of our net sales for the years ended December 31, 2025 and 2024 respectively. Two other single end customers directly or indirectly accounted for more than 10% of our net sales in the year ended December 31, 2025. In addition, our top ten end customers accounted for approximately 95.6% and 96.7% of our total net sales for the years ended December 31, 2025 and 2024 respectively. We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers.

While we anticipate revenue attributable to our top end customers will fluctuate from period to period, we expect to remain dependent on a small number of end customers for a meaningful portion of our revenue for the foreseeable future. If our end customers were to choose to reduce their orders or cease to order products from us or if our relationships with our end customers or our distributors are disrupted for any reason and we are unable to replace those orders with orders from new or existing end customers, there could be a significant negative impact on our business. Any reduction in sales attributable to our largest end customers would have a significant and disproportionate impact on our business, financial condition and results of operations.

We do not have long-term commitments from our end customers, and our end customers may cease purchasing our products at any time.

We sell our products to our end customers direct or through distributors and channel partners on a purchase order basis. While we have cancellation and reschedule terms established with our distribution and channel partners, our end customers do not have any minimum or binding purchase obligations to us under these purchase orders and orders may be cancelled, reduced or rescheduled with little or no notice and without penalty. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from our end customers expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate. Certain distributor contracts do include variable consideration, such as limited price protection, return and stock rotation provisions, while direct customer contracts include general right of return provisions. These provisions require us to make judgments based on past experience and other factors. Our judgments may not be correct and our reserves in respect of these provisions may be inadequate resulting in our having to record unanticipated charges in a particular period.

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

Failure to adjust our inventory, production capacity, or supply commitments due to changing market conditions or failure to accurately estimate our end customers’ demands could adversely affect our revenue and could result in charges for obsolete or excess inventories.

We make significant decisions, including determining the levels of business that we will seek, and accept production schedules, levels of reliance on outsourced contract manufacturing, personnel needs and other resource requirements, based on our estimates of end customer requirements. The lack of long-term commitments by our end customers and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate future requirements of our end customers. On occasion, including during a market upturn, our end customers may require rapid increases in production and we may not be able to purchase sufficient supplies or components to meet the increasing demand or have sufficient third-party wafer fabrication capacity at any given time to meet our end customers’ demands. In addition, a supplier could discontinue production of a component necessary for our products, extend lead times, limit supply or increase prices due to capacity constraints or other factors. Our failure to adjust our supply chain volume, secure sufficient supply from our third-party vendors, including our semiconductor wafer suppliers, or estimate our end customers’ demand could have a material adverse effect on our business, financial condition and results of operations.

In addition, we base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Certain of our design service agreements and purchase commitments are non-cancelable, and in some cases we may be required to recognize charges representing minimum commitments which exceed our actual requirements. These types of commitments and agreements reduce our ability to adjust our inventory to address declining market demands. If demand for our solutions is less than we expect, including during market downturns, we may experience additional excess and obsolete inventory and be forced to incur charges for write-offs. If revenues in future periods fall substantially below our expectations, or if we fail to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventory or non-cancelable purchase commitments.

Furthermore, the risks described above have been and may be further amplified by global supply chain constraints and other macroeconomic conditions, including elevated interest rates and rates of inflation, higher costs of fuel and transportation, potential resulting logistics delays, market volatility, and impacts of global conflicts on international trade and the economy generally, all of which could have a material adverse impact on our business, financial condition and results of operations.

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

Each of these new or growth markets presents distinct and substantial risks and, in many cases, requires us to develop new functionality or software to address the particular requirements of that market. We anticipate that as we continue to move into new markets, we will likely face competition from larger competitors with greater resources and more history in these markets. If any of these markets do not develop as we currently anticipate, or if the development of such markets is delayed or impacted by factors outside of our control, such as global conflicts or other macroeconomic conditions, or if we are unable to penetrate any of these markets successfully with our solutions, our revenue could decline, and our financial condition would be negatively impacted. Some of these markets are primarily served by only a few large, multinational OEMs and ODMs with substantial negotiating power relative to us and, in some instances, with internal solutions that are competitive to ours.

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

The semiconductor industry requires substantial investment in research and development in order to bring to market new and enhanced solutions. Our research and development expenses were $38.5 million and $37.2 million for the years ended December 31, 2025 and 2024, respectively. We expect to increase our research and development expenditures as compared to prior periods as part of our strategy to focus on the development of new solutions, such as Apollo6, Atomiq, SoCs variants within existing Apollo families, as well as further penetration of existing markets, such as medical/healthcare, industrial edge and smart homes and buildings, and expansion into new markets such as automotive and data center and computing. We are unable to predict whether we will have sufficient resources to achieve the level of investment in research and development required to remain competitive. For example, development of our solutions using sub-threshold and near-threshold designs at 0.4 volts, 0.5 volts, or 0.6 volts costs significantly more than development at the standard 0.8 volts or 0.9 volts. This added development cost could prevent us from being able to maintain a technological advantage over larger competitors that have significantly greater resources to invest in research and development. In addition, we cannot assure you that the technologies which are the focus of our research and development expenditures will become commercially successful or generate any revenue. If we incur increased research and development costs that do not result in revenue generation, our business, financial condition and results of operations would be adversely affected.

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

Consolidation in our industry may increasingly mean that our competitors have greater resources, including the ability to attract qualified employees or pass along higher cost components into product prices, that could put us at a competitive disadvantage. We currently compete directly with numerous large MCU vendors, such as Infineon, Microchip, NXP, Silicon Laboratories, STMicroelectronics, Texas Instruments, and others. In addition, we also compete with connectivity players such as Nordic Semiconductor, Renesas and Synaptics or connected processor platform players, such as Qualcomm. Competition from these companies may intensify as we offer more solutions in our existing end markets or expand into new end markets. We also face competition from emerging companies.

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

In addition, from time to time, governments may provide subsidies or make other investments that could give competitive advantages to many semiconductor companies. For example, in August 2022, the United States enacted the U.S. CHIPS and Science Act of 2022 (the CHIPS Act), which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. Because we operate a fabless business model, we are eligible for research and development funding, but are not eligible for such investments from the government to support construction, modernization or expansion of commercial fabrication facilities. Many of our competitors may benefit from the investments, which will help increase their production capacity, shorten their lead time and gain market share. These competitive pressures could materially and adversely affect our business, financial condition and results of operations.

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

If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award..

We, and the third parties with whom we work, are subject to a variety of evolving cybersecurity-related threats. While we have implemented various controls and defenses designed to prevent cybersecurity incidents, cybersecurity attacks and threats have continued to become more prevalent and sophisticated. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. These threats are constantly evolving, making it increasingly difficult to successfully defend against or implement adequate preventive measures. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services. Notwithstanding defensive measures, such threats come from a variety of sources, including experienced programmers, traditional computer “hackers,” “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation state-supported actors. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

While we have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information technology systems, products and solutions (including technologies from third parties with whom we work), but we have not and may not in the future be able to detect, mitigate, and remediate all such vulnerabilities on a timely basis. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our solutions) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts, there can be no assurances that these vulnerabilities mitigation measures will be effective. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities in our information technology system could be exploited and result in a cybersecurity incident.

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

We have in the past, and may in the future, expend significant resources or modify our business activities to try to protect against cybersecurity incidents. Certain data privacy and cybersecurity obligations may, and could in the future, require us to implement and maintain specific security measures, industry-standard or reasonable cybersecurity measures to protect our information technology systems and sensitive information. Applicable data privacy and cybersecurity obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of cybersecurity incidents. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work with) experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class-action claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, interruptions in our operations (including availability of data), financial loss, and other similar harms. Moreover, any such compromise of our information technology systems could result in the misappropriation or unauthorized publication of our confidential business or proprietary information, including trade secrets, or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. Cybersecurity incidents and attendant consequences may prevent or cause customers to stop using our solutions, deter new customers from using our solutions, and negatively impact our ability to grow and operate our business.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

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

In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendor’s use of generative AI technologies.

Our estimate of the market size for our solutions may prove to be inaccurate, and even if the market size is accurate, we cannot ensure that we will serve a significant portion of the market.

Our estimates of the market size for our solutions, sometimes referred to as total addressable market, are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis and industry experience and third-party data, which may be inaccurate. These estimates are, in part, based upon the size of the markets and geographies we target and an estimated range of prices for our current solutions and future development plans. Our ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy and ability to maintain our product pricing levels, which are subject to many risks and uncertainties.

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

Our success depends to a large extent upon the continued services of our executive officers, managers and skilled personnel, including our development engineers. In particular, we are highly dependent on the services of Scott Hanson, Ph.D. and Fumihide Esaka, our Founder and Chief Executive Officer, respectively, who, after over 15 and 10 years of service, respectively, with our company, have been critical in the development and growth of our business and strategic direction. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. Our employees are not bound by obligations that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Moreover, our employees are generally not subject to non-competition agreements. The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could have a material adverse effect on our business, financial condition and results of operations. In addition, we recruit from a limited pool of engineers with specialized expertise and the competition for such personnel can be intense. Given these limitations, we may not be able to continue to attract, retain and motivate qualified personnel necessary to develop new products or timely enhance existing products, sell products to our customers, or manage our business effectively.

We also must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our solutions, any of which would adversely affect our business, financial condition and results of operations. For example, as a result of changes in immigration policy, we no longer sponsor new employment-based visas for workers in our U.S. offices, which may negatively impact our ability to identify and attract qualified personnel to support our business.

Acquisitions, divestitures, strategic investments and strategic partnerships could adversely affect our business, financial condition and results of operations.

We may pursue growth opportunities by acquiring complementary businesses, products, solutions, technologies or human capital through strategic transactions, investments or partnerships. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transaction may adversely affect our liquidity and capital structure. We may also choose to divest certain non-core assets, which divestitures could lead to charges against earnings and may expose us to additional liabilities and risks. Any strategic transaction might not strengthen our competitive position, may increase our risks, and may be viewed negatively by our end customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, products, personnel, or operations into our business or global tax structure. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to accounting principles generally accepted in the United States (GAAP) and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post-acquisition for which we have limited or no recourse.

Downturns or volatility in general economic conditions, including as a result of international hostilities could have a material adverse effect on our business, financial condition and results of operations.

Our revenue and gross margin depend significantly on general economic conditions and the demand for our solutions in the markets in which our end customers compete. Weaknesses in the global economy and financial markets, including the impact from new and ongoing global conflicts may in the future lead to lower demand for end customers’ products that incorporate our solutions, particularly in the semiconductor and battery-powered edge devices markets. A decline in end-user demand will adversely impact our end customers’ demand for our solutions and can affect the ability of our end customers to obtain credit and otherwise meet their payment obligations and the likelihood of our end customers canceling or deferring existing orders. Our business, financial condition and results of operations could be negatively affected by a decline in end-user demand caused by weaknesses in the global economy and financial markets. Volatile and/or uncertain economic conditions, including increased inflation rates, can adversely impact revenue and gross margin and make it difficult for us to accurately forecast and plan our future business activities. To the extent expected favorable economic conditions do not materialize or take longer to materialize than expected, we may face an oversupply of our products and have excess inventory, which could result in lower demand, lower ASP, lower gross margin and charges for excess and obsolete inventory. Conversely, if we underestimate end customer demand, we may fail to meet end customer needs, which could impair our end customer relationships and future sales orders. In addition, any disruption in the credit markets could impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials we need to manufacture our products. Additionally, global macroeconomic conditions, or any future geopolitical conflicts or pandemics, could make it difficult for our end customers and suppliers to forecast and plan future business activities and could cause global businesses to defer or reduce spending on our products or increase the costs of manufacturing our products. All of these factors relate to global economic conditions, which are beyond our control, could adversely impact our business, financial condition and results of operations.

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

The AI industry is subject to complex, evolving regulatory, statutory, and other requirements that may be difficult and expensive to comply with and that could negatively impact broad-based adoption of AI and our business and operations.

The legal and regulatory framework for our products and services, including our AI computing solutions and AI model services, is rapidly evolving as many federal, state, and foreign government bodies and agencies are developing and passing additional laws, regulations and standards related to AI. New laws, guidance or decisions in this area could provide a new regulatory framework that may require us to adjust and make changes to our operations that may decrease our operational efficiency, resulting in an increase to operating costs and/or hindering our ability to improve our products and services. Additionally, existing laws and regulations may be interpreted in ways that would affect our or our customers’ operations, or our ability to offer our AI products and services in the markets in which we operate. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business, and we may not be able to adequately anticipate or respond to these evolving laws or regulations.

In addition, compliance with the rapidly evolving government regulations worldwide related to AI may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our products that support AI functionality. The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. Further, a number of aspects of intellectual property protection in the field of AI are currently under development and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system input and outputs. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. In addition, existing laws, rules and regulations may be interpreted in ways that would affect the use of AI in our business and the business of our customers.

For example, obligations under the EU Artificial Intelligence Act (EU AI Act), which establishes broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact, have gone info effect and will continue to be implemented in phases. The EU AI Act establishes, among other things, a risk-based governance framework for regulating AI systems operating in the European Union. This framework would categorize AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. The EU AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. Our customers may become subject to such upcoming AI laws, rules or regulations, which could cause a delay or impediment to the commercialization of AI technology and could lead to a decrease in demand for our customers’ AI systems, which may, in turn, adversely affect our business, financial condition, and results of operations.

Any of these risks could be difficult to eliminate or manage, and may, in turn, adversely affect our business, financial condition, and results of operations.

Our use of AI tools may pose risks to our business and operations and subject us to legal liability.

The use of AI tools presents both risks and opportunities. We currently use AI tools in our business, including to generate code and other materials and for other internal uses. However, if we fail to continue to adopt or integrate these AI tools effectively and in a timely manner, our products, services and internal operations may become less competitive, less efficient or more costly relative to those of our competitors. As a result, we could lose market share, experience reduced demand for our solutions or fail to realize anticipated productivity and innovation benefits.

Our use of AI tools, or unauthorized use by others, may result in cybersecurity incidents, unauthorized disclosure of confidential information, inaccurate or biased outputs, or the introduction of vulnerabilities into our systems or products. While we maintain policies and security measures governing the use of AI tools designed to mitigate these risks, it is possible that our employees or contractors may use such tools in unauthorized ways. We may also face claims relating to intellectual property infringement, misuse of personal data or proprietary information, or noncompliance with open-source or other license requirements.

The legal and regulatory framework governing AI is evolving and may impose significant compliance costs or restrict our ability to use AI effectively. Vendors of AI tools may fail to protect data appropriately. Any of these risks could result in litigation, regulatory action, reputational harm, increased costs, operational disruption, or adverse effects on our business, financial condition and results of operations.

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

We rely heavily on TSMC, which is the only producer of semiconductor wafers that are used in our products. If TSMC suspends operations or limits our allocation of wafers, our ability to manufacture such wafers would be materially impaired. Furthermore, any disruption in operations at TSMC could adversely affect our ability to meet end customer demand in a timely manner, or at all, which would lead to a reduction in our revenue and may adversely affect our reputation, end customer relationships and future sales orders, potentially resulting in long-term harm to our business. In addition, the locations of TSMC and our other suppliers present additional risks. See the section “—Risks Related to the Markets in Which We Operate and the Regulatory Landscape of Our Business”.

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

Deterioration in the political, social, business or economic conditions in the jurisdictions in which TSMC or other suppliers operate could slow or halt product shipments or disrupt our ability to manufacture, package, test or post-process products. In response, we could be forced to transfer our manufacturing, packaging, testing and post-processing activities to more stable, and potentially more costly, regions or find alternative suppliers. In particular, because we source all of our wafers from TSMC, located in Taiwan, our supply of wafers and other critical components may be materially and adversely affected by diplomatic, geopolitical and other developments affecting the relationship between Mainland China and Taiwan, or between the United States and Mainland China or

Taiwan. Since 1949, Taiwan and Mainland China have been separately governed. Although significant economic and cultural relations have been established between Taiwan and Mainland China in recent years, there can be no assurances that relations between Taiwan and Mainland China will not deteriorate. Any such developments could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, the cost of raw and engineered materials is a key element in the cost of our products. Increases in the price of silicon wafers, testing costs, and commodities, which would result in increased production costs have in the past, and may in the future, result in a decrease in our gross margins if we are unable to offset such cost increases or improve productivity. Moreover, our suppliers may pass the increase in engineered materials, raw materials and commodity costs to us which would further reduce the gross margin of our products. In addition, global market trends, such as a shortage of capacity to fulfill our fabrication needs, also may increase our raw material costs and thus decrease our gross margin.

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

Risks Related to the Markets in Which We Operate and the Regulatory Landscape of Our Business

We are a global company, which subjects us to additional business risks, including logistical and financial complexity, political instability and currency fluctuations.

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Asia. This has included the establishment of offices in Singapore, Taiwan and Mainland China for non-U.S. operations. We purchase wafers from foreign entities, have our products assembled and tested by subcontractors located in Asia, and supply our products to end customers located outside of the United States. Even end customers of ours that are based in the United States often use contract manufacturers based in Asia to manufacture their products, and these contract manufacturers typically purchase products directly from us. While we have reduced our net sales from end customers located in Mainland China from 50% for the year ended December 31, 2024 to 8.6% for the year ended December 31, 2025 (while increasing our net sales from end customers in the United States to 85.5% for the year ended December 31, 2025 from 48.1% for the year ended December 31, 2024), there can be no assurance that we will be continue to be successful in our efforts to replace the revenue that we received from our end customers in Mainland China. Additionally, our international operations are subject to a number of risks, including:

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
•
Potential political, legal and economic instability, armed conflict, and civil unrest in the countries in which we and our end customers are located, including instability caused by the new and ongoing global conflicts;
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
•
Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which has increased our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses that commenced in 2022;
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

Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to specific targeted entities, or embargoed or sanctioned countries (including their governments, entities organized under their laws, and residents). Any deterioration in relations between the United States and Mainland China, Taiwan, the Middle East and other jurisdictions could lead to additional sanctions or export controls on such countries, regions, and specific individuals or entities, which could impact our ability to sell to or source components from such locales or otherwise negatively impact our business. In addition, trade regulations or other governmental actions targeted at one country or entity may impact other countries or entities. Any decreased use of our solutions or limitation on our ability to export or sell products to certain regions would adversely affect our business, financial condition and results of operations. For example, one of our largest end customers historically was Huawei, which is designated on the Entity List administered by the U.S. Department of Commerce Bureau of Industry and Security. Huawei accounted for approximately 41% of our net sales during 2024 and 0.1% of our net sales during 2025. Our sales to Huawei are subject to a license requirement from the U.S. Government for all items subject to the licensing jurisdiction of the EAR. To date, our sales to Huawei have been authorized pursuant to licenses granted by the U.S. Government, which require among other things that our products not be used in 5G-compatible devices. If we fail to comply with the terms of these licenses, we and certain of our employees could be adversely affected through reputational harm, government investigations, penalties, or denial or curtailment of our ability to export our products and technology in the future. Moreover, such licenses could be revoked or amended by the U.S. Government at any time, and there is no guarantee that the U.S. Government will authorize future sales to Huawei of existing or new products. We have one active license authorizing the sale of our products to Huawei, which expires on March 31, 2026. At this time, we have no intention of applying for any additional licenses related to Huawei. We may lose business opportunities as Huawei (or other non-U.S. end customers affected by future U.S. export control measures or trade sanctions) may respond to U.S. export controls and trade sanctions by developing their own alternative products to replace our products or by purchasing products from non-U.S. competitors.

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

Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences.

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

The Outbound Investment Security Program (OISP), issued to implement the “Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern” prohibits or requires notification of certain transactions involving U.S. persons and persons with a qualifying nexus to China (including Hong Kong and Macau) and specified covered activities in the semiconductors and microelectronics, quantum information technology, and artificial intelligence sectors. The OISP is a highly complex program with the potential for broad application, even with respect to entities and transactions outside of China.

At present, we are not a “covered foreign person” under the OISP such that U.S. person equity investments or other covered transactions would be implicated. However, as a U.S. company, the OISP has the potential to impact certain of our activities, including with respect to strategic mergers and acquisitions, investments, and development of certain JVs or new operations. Further, the OISP is likely to result in increased compliance burden and costs, which could adversely affect us.

Violations of the OISP may subject us or affiliated U.S. persons to civil or criminal penalties, government investigations, business disruption, and reputational harm.

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
•
product rates of return or price concessions in excess of those expected or forecasted;
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
•
other conditions affecting the timing of end customer orders or our ability to fill orders of end customers including end customers subject to export control or U.S. economic sanctions; and
•
new or ongoing geopolitical events, threat of war or terrorist actions, or the occurrence of pandemics, epidemics or other outbreaks of disease, or natural disasters, and the impact of these events on the factors set forth above.

We may experience a delay in generating or recognizing revenue for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected revenues for that quarter and are generally cancelable or reschedulable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Furthermore, we generally rely on end customers issuing purchase orders to buy our products rather than long-term supply contracts. In addition, we maintain a small infrastructure of facilities and human capital in several locations around the world and have a limited ability to reduce expenses. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenue or changes in levels of our end customers’ forecasted demand could materially and adversely impact our business, financial condition and results of operations, which is exacerbated by the long lead time for certain raw and manufactured materials such that we are not able to quickly reduce costs upon reductions in end customer demand. Due to our limited ability to reduce expenses, in the event our revenue declines, or our revenue does not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter and our stock price may decline. Accordingly, we believe that period-to-period comparisons of our results of operations should not solely be relied upon as indications of future performance.

Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.

Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and the availability of capital through debt and equity markets or other applicable financing arrangements. We believe that our existing cash resources, including proceeds from our IPO and 2026 follow-on offering, and anticipated cash received from sales of our products will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and expenses for at least the next 12 months from the date of this Annual Report on Form 10-K. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and we cannot assure you that our resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•
market acceptance of our products;
•
the need to adapt to changing technologies and technical requirements;
•
the existence of opportunities for expansion; and
•
access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in dilution to our stockholders. Incurring debt would result in increased expenses and could result in covenants that would restrict our operations and our ability to incur additional debt or engage in other capital-raising activities. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow and support our business and respond to business opportunities and challenges could be significantly limited.

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

It is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). On July 4, 2025, the U.S. enacted H.R. 1, also known as the One Big Beautiful Bill Act (the OBBBA). The OBBBA includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions of the Tax Cuts and Jobs Act.

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

We had federal and state net operating loss (NOLs) carryforwards of approximately $202.8 million as of December 31, 2025. Under current law, our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the federal law. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which may be outside our control). As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our current and future proprietary technology and inventions, or if the scope of the patent protection obtained is not sufficiently broad, our ability to compete successfully and our business, financial condition and results of operations could be adversely impacted.

Our future success depends, in part, upon our proprietary technology and inventions. We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of January 14, 2026, we owned 57 issued U.S. patents, 11 issued foreign patents, 13 pending U.S. patent applications and six pending foreign patent applications. The issued patents in the United States generally expire beginning in 2033 through 2042. Maintenance of patent portfolios, particularly outside of the United States, is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, opposition, invalidation or circumvention or designed around by our competitors or declared invalid or unenforceable in judicial or administrative proceedings, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We also receive communications from end customers or suppliers requesting indemnification for allegations brought against them by third parties. Some of these allegations may result in our involvement in litigation in the future. We have certain contractual obligations to defend and indemnify our end customers from certain infringement claims. Additionally, intellectual property infringement claims against our end customers could result in restrictions on their ability to sell their products in the U.S. or other geographic regions, which could have a material adverse effect on our business, financial conditions and results of operations.

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

We also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act. China’s PIPL shares certain similarities with the GDPR, including extraterritorial application, requirements for data minimization, data localization, and purpose limitation, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million Renminbi or 5% of a covered company’s revenue in the prior year. India’s new privacy legislation, the Digital Personal Data Protection Act, may also apply to our operations.

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

These developments regarding cross-border data transfers have created uncertainty and increased the risk around our international operations and may require us to review and amend the legal mechanisms by which we make or receive personal data transfers to the United States and other jurisdictions. We may, among other things, be required to implement additional or different contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, may require additional contractual negotiations, may impose operational burdens or limitations, and may materially and adversely impact our business, financial condition and results of operations. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face significant adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines and penalties, and injunctions against processing or transferring personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States and other countries could significantly and negatively impact our business operations including by limiting our ability to collaborate with partners, vendors, and other third parties that are subject to such cross-border data transfer or localization laws, or requiring us to increase our personal data processing capabilities and infrastructure in foreign jurisdictions at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with data privacy, data protection, and cybersecurity standards, rules, and protocols imposed by law, regulation, industry standards, or contractual obligations. We publish data privacy statements and other policies regarding privacy, data protection, and cybersecurity. Regulators in the United States are increasingly scrutinizing these statements, and if these policies are found to be deficient, lacking transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. We are also bound by contractual obligations related to data privacy, data protection, and cybersecurity and our efforts to comply with such obligations may not be successful or may have other negative consequences.

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

If we, or the third parties with whom we work, fail, or are perceived to have failed, to address or comply with data privacy and cybersecurity obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class-related claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans or restrictions on processing personal data, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, interruptions or stoppages in our business operations, interruptions or stoppages of data collection needed to train our algorithms, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our solutions, expenditure of time and resources to defend any claim or inquiry, adverse publicity, or revision or restructuring of our operations. Even if not subject to legal challenge, the perception of concerns relating to data privacy, data protection, or cybersecurity, whether or not valid, could materially and adversely affect our business, financial condition and results of operations.

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

Provisions in our amended and restated certificate of incorporation and bylaws provide and the DGCL contains anti-takeover provisions that could prevent or discourage a takeover.

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 of the Securities Act.

In connection with our follow-on public offering that closed on January 26, 2026, we, all of our directors and executive officers, the selling stockholders and certain other stockholders entered into lock-up agreements that restrict our and their ability to sell or transfer shares of our common stock and/or securities convertible into or exercisable or exchangeable for our common stock, for a period of 90 days following the effective ate of the registration statement of the offering, subject to certain limited exceptions, without first obtaining the written consent of BofA Securities, Inc. and UBS Securities LLC. Unless earlier released, approximately 1.9 million shares of common stock held by our directors, executive officers and other stockholders subject to these lock-up agreements will become eligible for sale upon expiration of the lock-up period on April 22, 2026, subject to volume limitations under Rule 144 in the case of our directors, executive officers and other affiliates.

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

The holders of approximately 18.3 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements for the public resale of shares of our common stock or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the price of our common stock to decline or be volatile.

Our stock price has been and may continue to be volatile, and investors in our common stock may not be able to resell shares of our common stock at or above the price paid, or at all.

There was no public market for our common stock prior to the IPO. An active market in our common stock may not continue to develop or it may not be sustainable or liquid enough for you to sell your shares. Our common stock is listed on the New York Stock Exchange and there is no assurance that an active trading market will continue to develop. In addition, we intend to list our common stock on the Singapore Exchange (SGX) in the future but we may not ultimately pursue, or fail to receive clearance to complete, a listing on the SGX. Any failure to complete a listing on the SGX could limit our access to additional capital, reduce the liquidity of our securities in certain markets, and have a negative impact on our business. Moreover, the trading price and volume of our common stock has been and is likely to continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
variations in our actual or anticipated annual or quarterly operating results or those of others in our industry;
•
results of operations that otherwise fail to meet the expectations of securities analysts and investors;
•
changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, including as a result of reports of short sellers;
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
•
general economic and political conditions, such as the effect of new and ongoing global conflicts, global health crises, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism;
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
•
sales, or anticipated sales, of large blocks of our common stock; and
•
technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities and short selling reports, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors.

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

General Risks

We have incurred and expect to continue to incur significantly increased costs as a result of operating as a company whose common stock is publicly traded in the United States.

As a public company in the United States, we have incurred, and expect to continue to incur, significant legal, accounting, and other expenses that we did not incur prior to our IPO. These expenses will likely be even more significant after we no longer qualify as a smaller reporting company or an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our board of directors as compared to a private company. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We have hired additional accounting and financial staff, and engaged outside consultants, all with appropriate public company experience and technical accounting knowledge, which increased our operating expenses.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company or with adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

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

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes- Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC when we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startups Act (JOBS Act) and we are an "accelerated filer" or a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which will not occur until at least our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business and could cause a decline in the trading price of our common stock.

We previously identified a material weakness in our internal control over financial reporting, and we may experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting.

As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act , so that our management can certify as to the effectiveness of our internal controls over financial reporting, beginning with our second annual report on Form 10-K. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act and we are an accelerated filer or large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse if a material weakness is identified.

In connection with the preparation of our consolidated financial statements for December 31, 2024 and 2023, we determined that a material weakness existed within the internal controls over financial reporting. The material weakness identified relate to controls to address segregation of certain accounting duties and information technology controls. We concluded that the material weakness in our internal control over financial reporting occurred because we did not have the necessary business processes, systems, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

To remediate the material weakness, we implemented a new financial system and enhanced control procedures to mitigate segregation of duties. We have also implemented additional review controls and processes that require additional levels of review by those charged with financial governance of our company. This material weakness was fully remediated as of December 31, 2025, however, we cannot assure you that we have identified all material weaknesses.

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

If we are unable to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, our independent registered public accounting firm may not issue an unqualified opinion. If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common stock. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we could remain an emerging growth company until December 31, 2030. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:

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

We have elected to take advantage of certain reduced disclosure obligations and we may elect to take advantage of these and other reduced reporting requirements in the future. As a result, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests. In addition, the JOBS Act permits emerging growth companies to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we are no longer an emerging growth company or affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained herein may not be directly comparable to those of other public companies. We cannot predict whether investors will find our common stock less attractive because of our reliance on these exemptions. If some investors do find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. We will remain an emerging growth company, and will be able to take advantage of the foregoing exemptions, until December 31, 2030 or such earlier time that we otherwise cease to be an emerging growth company, which will occur upon the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which will occur as of the end of any fiscal year in which (x) the market value of our common equity held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) we have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (z) have filed at least one annual report pursuant to the Exchange Act.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented and maintain various information security policies and processes designed to identify, assess, and mitigate cybersecurity risks. These policies and processes are intended to protect the confidentiality, integrity, and availability of our critical information systems and our critical data, including intellectual property and confidential information that is proprietary, strategic, or competitive in nature ("Information Systems and Data").

Our information security function and engineering operations team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods appropriate to our operations including, for example, manual tools and automated tools, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating threats reported to us, engaging in audits, engaging third parties to conduct threat assessments, and conducting vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures and procedures designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident detection and response, disaster recovery/business continuity plans, risk assessments, encryption of data, network security controls, access controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, and cybersecurity insurance.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, cybersecurity software providers. Additionally, we use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We have vendor management processes to manage cybersecurity risks associated with certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. We also maintain risk-based processes to assess and review the cybersecurity practices of certain of our third-party vendors and services providers prior to onboarding, including through review of System and Organization (SOC) reports provided by potential vendors and the inclusion of security requirements in contracts, as appropriate. Employees are required to complete regular cybersecurity awareness training designed to raise awareness of cybersecurity threats.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties, such as vendors and suppliers, with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance Related to Cybersecurity Risks

Our board of directors (“Board”) addresses our cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Engineering Advisor who oversees IT and information security, in connection with our IT personnel. The Engineering Advisor is responsible for day-to-day implementation, management and evaluation of our cybersecurity risk assessment and management processes. This team has primary responsibility for our overall cybersecurity risk management program, including monitoring the detection, prevention, mitigation, and remediation of cybersecurity incidents, and works in partnership with our other business leaders, including our executive management team. The Engineering Advisor supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Engineering Advisor. The Engineering Advisor works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit of the board of directors for certain cybersecurity incidents.

The Board receives periodic reports from our IT function, including our Engineering Advisor, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Board also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our principal executive offices are located in a leased facility in Austin, Texas, consisting of approximately 12,500 square feet of office space under a lease expiring in June 2026. This facility accommodates our principal engineering, sales, marketing, operations, finance, and administrative activities. We also lease offices in Taiwan, Singapore, and Mainland China. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs. For additional information, see Note 10-Leases in the notes to consolidated financial statements, included in Item 8 of Part II in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are currently not party to and our property is not subject to any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims that arise in the ordinary course of our business activities. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol "AMBQ" on July 30, 2025. Prior to that date, there was no public trading market for our common stock.

Holders of our Common Stock

On March 2, 2026, there were 286 holders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends for the foreseeable future. The payment of any future dividends will be at the discretion of our Board and will depend on our results of operations, capital requirements, financial condition, and other factors that our Board may deem relevant.

Use of Proceeds from Initial Public Offering

On July 31, 2025, we closed our initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-288497), as amended, which was declared effective by the SEC on July 29, 2025, and a registration statement on Form S-1 (File No. 333-289060), which was deemed effective on July 29, 2025.

There has been no material change in our use of the net proceeds from the IPO from that described in the Final Prospectus dated July 29, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on July 31, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

Body-worn AI devices drive a significant portion of our revenue today and often require weeks of battery life while running advanced AI-driven features. These devices increasingly offer on-chip AI-powered features such as speech recognition, domain-specific language models, image and video processing, and sensing, further straining power consumption, which our solutions are positioned to address.

As global demand for our SoC solutions accelerates, our sales and marketing efforts are increasingly focused on our end customers in target geographies such as the United States, Europe and Asia (ex-Mainland China).

For the twelve months ended December 31, 2025 and 2024, we generated net sales of $72.5 million and $76.1 million, respectively, and a net loss of $36.5 million and $39.7 million, respectively. As of December 31, 2025, we had accumulated deficit of $356.7 million.

Equity Offerings

On July 31, 2025, we completed an IPO, in which we issued and sold 4,600,000 shares of common stock, inclusive of the exercise in full of the underwriters' option to purchase 600,000 additional shares. We received net proceeds of $102.7 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses. In connection with the IPO, all shares of redeemable convertible preferred stock then outstanding automatically converted into an aggregate of 12,729,240 shares of common stock.

On January 26, 2026, we completed a follow-on offering of 2,679,600 shares of common stock, at a public offering price of $31.00 per share, of which 2,636,651 shares were issued and sold by the Company and 42,949 shares offered by certain selling stockholders. We received net proceeds of $76.8 million after deducting underwriting discounts and commissions of $4.9 million, but before offering expenses of $1.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and the following key factors. While these factors present significant opportunities for us, they also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

End Customer Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers. Our largest end customer historically has accounted for a large portion of our sales, representing approximately 35.6% and 40.9% of our net sales for the years ended December 31, 2025 and 2024. In addition, our top ten end customers for the years ended December 31, 2025 and 2024, accounted for 95.6% and 96.7% of our net sales, respectively.

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

Geographical Concentration

As we focus on creating meaningful benefits to our end customers for their edge AI capabilities, we are shifting our geographic concentration. Historically, our sales were significantly concentrated with end customers in Mainland China. Given geopolitical concerns, subsidized competitors creating a price sensitive environment in Mainland China and our desire to service new markets in medical/healthcare, industrial edge, and smart home and buildings, we continue to prioritize our management and sales efforts toward other meaningful geographies. As a result, we have experienced a substantial shift over the last year in our underlying geographical concentration. For example, in 2024, 50.0% of our net sales were to end customers in Mainland China, as compared to 8.6% in 2025. We currently anticipate this trend will continue in 2026 and beyond. This shift resulted in a significant margin improvement in 2025 given the value our products bring to end markets outside of Mainland China.

Additionally, we source all of our wafers from TSMC, located in Taiwan. Deterioration in the political, social, business or economic conditions in the jurisdictions in which TSMC or other suppliers operate could slow or halt product shipments or disrupt our ability to manufacture, package, test or post-process products. In response, we could be forced to transfer our manufacturing, packaging, testing and post-processing activities to more stable, and potentially more costly, regions or find alternative suppliers. Therefore, our supply of wafers and other critical components may be materially and adversely affected by certain political, social and economic risks which could adversely affect our business, financial condition and results of operations.

Economic Volatility

Our sales and gross margin depend significantly on general economic conditions and the demand for products in the markets where our end customers compete. Weaknesses in the global economy and financial markets, including the impact of new and ongoing global conflicts, may in the future lead to lower demand for our end customers’ products that incorporate our products. Volatile and/or uncertain economic conditions, including increased inflation rates and the imposition of tariffs in the United States and abroad can adversely impact sales and gross margin and make it difficult for us to accurately forecast and plan our future business activities. In addition, any disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all.

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

Results of Operations

The results of operations data in the following tables for the periods presented have been derived from the audited consolidated financial statements included in this Annual Report on Form 10-K.

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for each of the past two years:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net sales	$72,514	$76,067
Cost of sales	40,419	51,776
Gross profit	32,095	24,291
Operating expenses:
Research and development	38,486	37,168
Selling, general and administrative	33,152	27,736
Loss from operations	(39,543)	(40,613)
Other income, net	3,122	980
Loss before income taxes	(36,421)	(39,633)
Provision for income taxes	40	28
Net loss	$(36,461)	$(39,661)

The following table summarizes the results of our operations for each of the past two years as a percentage of net sales. All percentage amounts were calculated using the underlying data:

	Year Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	55.7%	68.1%
Gross profit	44.3%	31.9%
Operating expenses:
Research and development	53.1%	48.9%
Selling, general and administrative	45.7%	36.5%
Loss from operations	(54.5)%	(53.4)%
Other income, net	4.3%	1.3%
Loss before income taxes	(50.2)%	(52.1)%
Provision for income taxes	0.1%	0.0%
Net loss	(50.3)%	(52.1)%

Net Sales

(in thousands, except percentages)

	Year Ended December 31,
	2025	2024	% Change
Net sales	$72,514	$76,067	(4.7)%

Net sales decreased $3.6 million or 4.7% in 2025 from $76.1 million in 2024. Sales to our end customers outside of Mainland China for 2025 and 2024 were $66.3 million and $38.1 million respectively. Sales to our end customers in Mainland China for 2025 and 2024 were $6.2 million and $38.0 million, respectively.

These increases in sales outside of Mainland China and the decreases in sales for Mainland China were due to our strategic prioritization of sales to higher margin opportunities.

Gross Profit and Gross Margin

(in thousands, except percentages)

	Year Ended December 31,
	2025	2024	% Change
Gross profit	$32,095	$24,291	32.1%
Gross margin	44.3%	31.9%

Gross profit increased $7.8 million, or 32.1%, to $32.1 million in 2025 from $24.3 million in 2024, representing an overall gross margin increase of 1,240 basis points, to 44.3% in 2025 from 31.9% in 2024 . Gross profit increased due to our strategic prioritization of sales with higher margin opportunities outside of Mainland China, where the end customers utilize our product to achieve edge AI capabilities.

Research and Development Expenses

(in thousands, except percentages)

	Year Ended December 31,
	2025	2024	% Change
Research and development	$38,486	$37,168	3.5%

Research and development expenses increased $1.3 million, or 3.5%, to $38.5 million in 2025 from $37.2 million in 2024. The overall increase in research and development in each period was primarily attributable to the ramp of product development spend on our Atomiq product which included costs related to increased employees and contracted engineers.

Selling, General and Administrative Expenses

(in thousands, except percentages)

	Year Ended December 31,
	2025	2024	% Change
Selling, general and administrative	$33,152	$27,736	19.5%

Selling, general and administrative expenses increased $5.4 million, or 19.5%, to $33.2 million in 2025 from $27.7 million in 2024. The increase was primarily attributable to increased transaction costs of approximately $2.5 million that were expensed during 2025 related to the IPO along with additional stock-based compensation for RSUs of approximately $2.1 million and one-time cash bonuses in recognition of contributions during the IPO of approximately $0.8 million as well as higher costs associated with operating as a public company for including certain professional and consulting fees, increased directors’ and officers’ insurance premiums, public company compliance and governance costs, expanded information technology expenses, and increased travel and investor-related activities.

Other Income, Net

(in thousands, except percentages)

	Year Ended December 31,
	2025	2024	% Change
Other income, net	$3,122	$980	218.6%

Other income, net, increased $2.1 million in 2025. The increase was primarily related to interest income earned on IPO proceeds.

Provision for Income Taxes

We recorded minimal income tax expense in 2025 on a pre-tax loss of $36.4 million, yielding an effective tax rate of 0.1%. Our effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the change in valuation allowance. We recorded income tax expense in 2024 on a pre-tax loss of $39.6 million, yielding an effective tax rate of 0.1%.

We established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets based on our lack of earnings history. The valuation allowance was approximately $69.7 million and $63.7 million for the years ended December 31, 2025 and 2024, respectively, primarily due to net losses from operations.

As of December 31, 2025 and 2024, we had NOL carryforwards of approximately $202.8 million and $160.5 million, respectively, for federal tax reporting purposes. NOL carryforwards of $51.6 million will expire in fiscal years 2032 through 2037 if not utilized prior to that time. As of December 31, 2025 and 2024, we had $21.4 million and $17.7 million of foreign NOL carryforwards, respectively. The foreign NOL carryforwards will begin to expire after 2026 if not utilized.

Liquidity and Capital Resources

We have funded operations primarily through equity financings and cash from operations. We have historically incurred negative cash flows and losses from operations and anticipate continuing to incur losses as we heavily invest in product development. In July 2025, we completed our IPO, which resulted in net proceeds of $102.7 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses of $2.8 million. In January 2026, we completed a follow-on offering, which results in net proceeds to us of $76.8 million after deducting underwriting discounts and commissions, but before offering expenses of $1.5 million. In addition to the proceeds from our IPO and follow-on offering, we continue to improve our operating margins through revenue growth and strategic transition to more profitable opportunities. As of December 31, 2025, we had $140.3 million in cash and cash equivalents. Our principal use of cash is to fund our operations, invest in research and development to support our growth and other general corporate needs.

We believe that our cash on hand and anticipated cash from operations will be sufficient to finance our operations for at least the next twelve months from the date of this Annual Report on Form 10-K.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of our selling, general and administrative and research and development expenditures, and the continuing market acceptance of our products. Additionally, we anticipate continued additional costs associated with being a public company. If our current financial resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations, and financial condition would be adversely affected.

Cash Flows from Operating, Investing and Financing Activities

Changes in the net cash provided by and (used in) our operating, investing, and financing activities for the years ended December 31, 2025 and 2024 are set forth in the following table:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(19,690)	$(21,428)
Net cash used in investing activities	(7,443)	(3,731)
Net cash provided by financing activities	106,384	58,843

Operating Activities

In 2025, cash flow used for operations was $19.7 million. Operating cash flow used during 2025 was related to the cash components of our net loss and $4.1 million of favorable changes in working capital driven primarily by a reduction of $2.1 million in inventory, offset by $6.3 million resulting from the timing of our sales to customers and payments to our vendors.

In 2024, cash flow used in operations was $21.4 million. Operating cash flow used during 2024 was related to the cash components of our net loss and $5.6 million of favorable changes in working capital driven primarily by $6.0 million of lower inventory purchases offset by $0.5 million resulting from the timing of our sales to customers and payments to our vendors.

Investing Activities

In 2025, we used $7.4 million in cash for investing activities, which related to $6.1 million of technology investments in intangible assets to procure intellectual property licenses and $1.3 million in capital expenditures.

In 2024, we used $3.7 million in cash for investing activities, which related primarily to $3.1 million of technology investments in intangible assets.

Financing Activities

In 2025, we generated $106.4 million related to financing activities, driven by $99.8 million IPO proceeds net of deferred offering costs, underwriter discounts, and commissions , and the exercise of warrants of $5.7 million and stock options of $0.8 million.

In 2024, we generated approximately $58.8 million in financing activities, driven primarily by $58.0 million from our Series G preferred stock issuance and proceeds from the exercise of stock options of $0.9 million.

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

We present the non-GAAP financial measures non-GAAP net loss and non-GAAP gross profit in this Annual Report on Form 10-K because we believe these non-GAAP financial measures provide additional tools for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors. However, our presentation of non-GAAP net loss and non-GAAP gross profit may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. Non-GAAP net loss and non-GAAP gross profit have limitations, and should not be considered as the sole measures of our performance and should not be considered in isolation from, or as a substitute for, net loss and gross profit calculated in accordance with GAAP.

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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Net Loss:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(36,461)	$(39,661)
Add:
Income taxes	40	28
Depreciation and amortization	7,215	6,246
Stock-based compensation	6,835	5,174
Gain on nonmonetary transaction	(1,600)	(1,600)
Severance costs	—	706
IPO-related bonus	1,200	—
IPO and other transaction costs	1,793	551
Warrant valuation	60	(51)
Non-GAAP net loss	$(20,918)	$(28,607)

During each of the twelve months ended December 31, 2025 and 2024, the Company received nonreciprocal transfer of assets with a vendor. The total fair value of nonmonetary transactions recorded during each year was approximately $1.6 million, which was recognized as a gain in cost of sales.

Non-GAAP Gross Profit:

	Year Ended December 31,
	2025	2024
	(in thousands)
Gross profit	$32,095	$24,291
Add:
Depreciation and amortization	1,906	895
Stock-based compensation	227	356
Gain on nonmonetary transaction	(1,600)	(1,600)
Non-GAAP gross profit	$32,628	$23,942

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition are based upon the consolidated financial statements of this business, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, revenue reserves, inventory valuation, stock-based compensation, taxes on income, warranty obligations and contingencies and litigation. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences may be material to the financial statements. We believe that the accounting policies and estimates described below are the most meaningful to our operations or require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Our significant accounting policies are fully described in Note 2-Summary of Significant Accounting Policies included in the notes to our consolidated financial statements of this Annual Report on Form 10-K.

Revenue Recognition

Our sales consist of the sale of our products to our customers. Our customers are distributors, large global OEMs and other direct customers who design and manufacture devices for the consumer and industrial markets.

Revenues are recognized when control of the product is transferred to a customer in an amount that reflects the consideration we are expected to be entitled to in exchange for those products, in accordance with ASC 606, Revenue from Contracts with Customers. For direct customers and large global OEMS, revenue is recognized either when the product is shipped to the customer or upon delivery, depending on the prevailing contract terms. For distributor customers, revenues are recognized when the product is shipped to the distributor, as in these cases, the distributor is the contracted customer. Revenues are recognized net of sales credits and allowances for returns and discounts when applicable. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods to the customer.

The transaction price is specified in the standard price list or contract and is confirmed at the time the order for products is placed by the customer and acknowledged by us. Certain distributor contracts do include variable consideration, such as limited price protection, return and stock rotation provisions, while direct customer contracts include general right of return provisions. We estimate variable consideration using all available information, including historical experience and current expectations of return and pricing credits and records an allowance to reduce revenue recognized. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted moving average basis. In estimating net realizable value, we consider (among other things) the age of its inventories and its product market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for products over a specific future period, or demand horizon, to quantities on hand at the end of each accounting period. These estimates may include uncertain elements such as our demand forecast which are developed based on current backlog, inputs from our customer and internal analysis of customer purchasing trends and level of inventory in the distribution channel, actual and anticipated design wins, market and economic conditions, technological changes, new product introductions, and other factors. If our demand forecast for specific products is greater than actual demand, we could be required to write down additional inventory, which would have a negative impact on our gross margin.

Stock-Based Compensation and Fair Value of Equity Components

We record stock-based compensation expense based upon the grant date fair value for all stock options issued to all persons to the extent such options vest. That expense is determined under the fair value method using the Black-Scholes option pricing model. We recognize the compensation cost for awards on a straight-line basis over the vesting period.

The Black-Scholes option pricing model used to compute stock-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the fair value of our common stock, expected term option-holders will retain their vested stock options before exercising them, and the estimated peer-company volatility of our common stock price over the expected term of a stock option.

Prior to the IPO, the absence of an active market for our equity components required our board of directors, the members of which we believe have extensive business, finance and venture capital experience, to determine the fair value of our common stock for purposes of granting options, calculating stock-based compensation expense, valuing warrants and other equity transactions for the periods presented. We obtained contemporaneous third-party valuations to assist the board of directors in determining fair value. These contemporaneous third-party valuations used the methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In valuing our common stock, our board of directors determined the equity value of our business using various valuation methods, including combinations of income and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows.

In addition, we considered any secondary transactions involving our preferred and common stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume and timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future net sales, gross margin, operating expenses, future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock, which could impact various estimates in the financial statements including stock-based compensation, valuation of the deemed dividend for preferred stock, and impairment assessments of our long-lived tangible and intangible assets.

For valuations after the completion of the IPO, our board of directors determined the fair value of the common stock underlying our stock-based awards based on the previous 30-day average of the closing price of our common stock on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

Recently Issued and Adopted Accounting Pronouncements

For more information regarding recently issued accounting pronouncements, see Note 2-Summary of Significant Accounting Policies in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Interest Rate Risk

Our assets have limited exposure to market risk. As of December 31, 2025 and 2024, we maintained a portfolio of cash and cash equivalents in interest-bearing accounts. Certain interest rates are variable and fluctuate with current market conditions. We would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.

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

In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We had no foreign currency derivative instrument hedges as of December 31, 2025 or 2024. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

If the volume of our international operations increases and foreign currency exchange rates change, the impact to our consolidated statements of operations could be significant and may affect the comparability of our operating results. The impact from foreign currency transactions during 2025 and 2024 were not material. We do not believe a 10% increase or decrease in foreign exchange rates would have resulted in a material impact to our operating results.

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

We will remain an emerging growth company and may take advantage of these exemptions until the earliest of: (i) December 31, 2030; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Ambiq Micro, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the consolidated financial statements and the related notes (collectively, the consolidated financial statements) of Ambiq Micro, Inc. and subsidiaries (the Company) as listed in the accompanying index. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Austin, Texas
March 5, 2026

AMBIQ MICRO, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and December 31, 2024

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$140,275	$60,981
Accounts receivable, net	7,286	10,401
Inventories, net	16,937	15,008
Prepaid expenses and other current assets	3,421	2,566
Total current assets	$167,919	$88,956
Property, equipment and software, net of accumulated depreciation and amortization of $14,632 and $13,158, respectively	4,137	2,616
Right-of-use assets, net	638	928
Intangible assets, net of accumulated amortization of $10,752 and $5,082, respectively	11,593	11,729
Other assets	393	49
Total assets	$184,680	$104,278
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,577	$2,933
Accrued and other current liabilities	10,201	8,202
Short-term lease liabilities	400	633
Total current liabilities	$19,178	$11,768
Long-term lease liabilities	278	333
Warrant liabilities	—	112
Other long-term liabilities	2,765	6,317
Total liabilities	$22,221	$18,530
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.000001 par value; 10,000,000 shares authorized; 0 and 341,496,158 shares issued and outstanding at December 31, 2025 and December 31, 2024	$—	$378,150
Stockholders’ equity (deficit):
Common stock, $0.000001 par value; 500,000,000 shares authorized; 18,316,928 shares and 434,720 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	519,610	28,368
Accumulated deficit	(356,711)	(320,250)
Accumulated other comprehensive loss	(440)	(520)
Total stockholders’ equity (deficit)	162,459	(292,402)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$184,680	$104,278

The accompanying notes are an integral part of these consolidated financial statements.

AMBIQ MICRO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended December 31, 2025 and 2024

(In thousands, except share and per share amounts)

	2025	2024
Net sales	$72,514	$76,067
Cost of sales	40,419	51,776
Gross profit	32,095	24,291
Operating expenses:
Research and development	38,486	37,168
Selling, general, and administrative	33,152	27,736
Total operating expenses	71,638	64,904
Loss from operations	(39,543)	(40,613)
Other income, net	3,122	980
Loss before income taxes	(36,421)	(39,633)
Provision for income taxes	40	28
Net loss	$(36,461)	$(39,661)
Deemed dividends	—	(2,724)
Net loss attributable to common stockholders	$(36,461)	$(42,385)
Net loss per share attributable to common stockholders, basic and diluted	$(4.57)	$(113.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,977,360	373,446
Comprehensive loss:
Currency translation adjustment	80	319
Comprehensive loss	$(36,381)	$(39,342)
Deemed dividends	—	(2,724)
Comprehensive loss attributable to common stockholders	$(36,381)	$(42,066)

The accompanying notes are an integral part of these consolidated financial statements.

AMBIQ MICRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2025 and 2024

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance January 1, 2024	277,238,979	$320,161	356,356	$—	$17,676	$(277,865)	$(839)	$(261,028)
Issuance of Series G preferred shares, net of offering costs of $51	64,257,179	57,989	—	—	—	—	—	—
Issuance of warrants	—	—	—	—	1,940	—	—	1,940
Exercise of stock options	—	—	78,364	—	854	—	—	854
Stock-based compensation	—	—	—	—	5,174	—	—	5,174
Deemed dividend	—	—	—	—	2,724	(2,724)	—	—
Currency translation adjustment	—	—	—	—	—	—	319	319
Net loss	—	—	—	—	—	(39,661)	—	(39,661)
Balance December 31, 2024	341,496,158	$378,150	434,720	$—	$28,368	$(320,250)	$(520)	$(292,402)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(341,496,158)	(378,150)	12,729,240	—	378,150	—	—	378,150
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	4,600,000	—	99,543	—	—	99,543
Settlement of warrant liability	—	—	—	—	173	—	—	173
Exercise of warrants	—	—	435,013	—	5,702	—	—	5,702
Exercise of stock options	—	—	117,955	—	839	—	—	839
Stock-based compensation	—	—	—	—	6,835	—	—	6,835
Currency translation adjustment	—	—	—	—	—	—	80	80
Net loss	—	—	—	—	—	(36,461)	—	(36,461)
Balance December 31, 2025	—	$—	18,316,928	$—	$519,610	$(356,711)	$(440)	$162,459

The accompanying notes are an integral part of these consolidated financial statements.

AMBIQ MICRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

(In thousands)

	2025	2024
Cash flows from operating activities
Net loss	$(36,461)	$(39,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,215	6,246
Stock-based compensation	6,835	5,174
Gain on receipt of nonmonetary tangible assets	(1,600)	(1,600)
Change in right-of-use assets	698	987
Non-cash issuance of warrants	—	1,940
Change in warrant valuations and cancellations	60	(51)
Inventory valuation adjustment	199	428
Other	(110)	—
Changes in operating assets and liabilities
Accounts receivable	3,226	1,754
Inventories	(2,128)	6,041
Prepaid expenses and other assets	(844)	521
Other long-term assets	(344)	—
Accounts payable	2,859	821
Accrued and other current liabilities	1,022	(3,565)
Other long-term liabilities	(317)	(463)
Net cash used in operating activities	(19,690)	(21,428)
Cash flows from investing activities
Purchase of intangible assets	(6,099)	(3,073)
Purchases of property, equipment and software	(1,344)	(658)
Net cash used in investing activities	(7,443)	(3,731)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	102,672	—
Payment of deferred offering costs	(2,829)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	57,989
Proceeds from exercise of stock options	839	854
Proceeds from exercise of warrants	5,702	—
Net cash provided by financing activities	106,384	58,843
Effect of exchange rate changes on cash and cash equivalents	43	(24)
Net increase in cash and cash equivalents	79,294	33,660
Cash and cash equivalents at beginning of period	60,981	27,321
Cash and cash equivalents at end of period	$140,275	$60,981
Supplemental disclosure of non-cash investing and financing activities
Intangible assets in accounts payable, accrued and other long-term liabilities	9,764	10,328
Gain on receipt of nonmonetary tangible asset	1,600	1,600
Right-of-use assets obtained in exchange for new operating lease liabilities	382	1,207
Non-cash deferred offering costs	(300)	-
Deemed dividends	—	2,724

The accompanying notes are an integral part of these consolidated financial statements.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

During the year ended December 31, 2025, the Company reported a net loss of $36.5 million and had an operating cash flow deficit of $19.7 million. As of December 31, 2025, the Company had cash and cash equivalents totaling $140.3 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through cash from operations and equity issuances. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its products currently in development and is highly dependent on its ability to find additional sources of funding in the form of debt and equity financing. The Company’s ability to fund its planned operations, research and development, and commercialization of its products significantly depends on the amount and timing of cash receipts from these funding sources. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise funds as and when needed and generate adequate sales could have a negative impact on the Company’s financial condition.

2. Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, write-down for excess and obsolete inventories, useful lives for property, equipment and software, allowance for sales returns and discounts, allowance for credit losses, warranties, accrued liabilities, determination of the fair value of stock-based awards, warrants, and deemed dividends, and the realization of tax assets and estimates of tax reserves. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fiscal year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the current macroeconomic environment affected by geopolitical uncertainty, these estimates require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.

Nonmonetary Transactions

The Company accounts for nonmonetary transactions in accordance with ASC 845, Nonmonetary Transactions. These transactions, if determined to have commercial substance, are generally recorded at the fair value of the assets or services received. During the fiscal years ended December 31, 2025 and 2024, the Company received nonreciprocal transfer of assets with a vendor. The total fair value of nonmonetary transactions recorded during each period was approximately $1.6 million, which was recognized as a gain in cost of sales. Management evaluates nonmonetary transactions on a case-by-case basis to ensure compliance with applicable accounting guidance and to reflect the economic substance of the exchange.

Cash and Cash Equivalents

The Company considers all highly liquid investments acquired with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, due to the short maturity of these instruments.

Accounts Receivable

Accounts receivable are recorded at the invoice amount, net of an allowance for expected credit losses. The Company assesses the collectability of outstanding customer invoices, and if deemed necessary maintains an allowance for estimated losses resulting from uncollectible customer receivables. In estimating this allowance, the Company considers factors such as historical collection experience, a customer’s current creditworthiness, customer concentrations, age of the receivable balance, both individually and in the aggregate, and general macroeconomic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from the Company’s estimates. For the years ended December 31, 2025 and 2024, the Company did not record an allowance for expected credit losses as all amounts outstanding were deemed collectible.

Initial Public Offering

On July 18, 2025, the Company effected a 1-for-28 reverse stock split (the Stock Split) of the Company’s issued and outstanding shares of common stock and options to purchase common stock. The Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the numbers of shares underlying the restricted stock units (RSUs) and the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock. The Stock Split did not affect the par values per share or total authorized common stock. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements have been adjusted retroactively, where applicable, to reflect the Stock Split.

On July 31, 2025, the Company completed its IPO, in which 4,600,000 shares of common stock, par value $0.000001 per share, were issued and sold, inclusive of the exercise in full of the underwriters' option to purchase 600,000 additional shares. The Company received net proceeds of $102.7 million after deducting underwriting discounts and commissions of $7.7 million, but before offering expenses. In connection with the IPO, all shares of redeemable convertible preferred stock then outstanding automatically converted into an aggregate of 12,729,240 shares of common stock, and the Company issued 424,033 shares of common stock upon exercise of warrants and will, at the expiration of the applicable lock-up period, issue 34,254 shares of common stock upon settlement of (RSUs) outstanding for which the performance-based vesting condition was satisfied in connection with the IPO.

Deferred Offering Costs

Prior to the IPO, deferred offering costs, consisting primarily of accounting, legal and other fees directly associated with the IPO, were capitalized within other current assets in the consolidated balance sheets. Upon consummation of the IPO, $10.6 million of such costs were recorded as a reduction of the proceeds generated from the offering, which was recognized in additional paid-in capital. Additionally, in connection with a secondary offering completed in January 2026, similar deferred offering costs of $0.6 million were capitalized within other current assets in the consolidated balance sheets at December 31, 2025. These costs will be recorded as a reduction of the proceeds from the secondary offering and will be recognized in additional paid-in capital. Refer to Note 16-Subsequent Events.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Demand

The Company had five customers representing 25.6%, 22.7%, 15.1%, 14.9% and 10.7%, respectively, of total accounts receivable as of December 31, 2025. The Company had three customers representing 48.7%, 19.2% and 13.5%, respectively, of total accounts receivable as of December 31, 2024, two of which were the same customers as of December 31, 2025.

There were three end customers representing 35.6%, 28.8% and 20.2%, respectively, of total net sales for the year ended December 31, 2025. Three end customers, two of which were the same customers in 2025, represented 40.9%, 21.4%, and 14.3%, respectively, of total net sales for the year ended December 31, 2024.

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

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal market or the most advantageous market in which it would transact.

The level of the fair value hierarchy in which the fair value measurement falls is determined by the lowest level input that is significant to the fair value measurement. The fair value hierarchy is as follows:

•
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.
•
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).
•
Level 3 applies to assets or liabilities for which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and warrants. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered to approximate their respective fair values due to the short-term nature of such financial instruments. Cash equivalents, measured at fair value on a recurring basis, are categorized as Level 1 based on quoted prices in active markets. On a recurring basis, the Company measures its liability classified warrant obligations at fair value based on Level 3 inputs, which requires a higher degree of judgment (refer to Note 8-Fair Value Measurements).

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There have been no changes in Level 1, Level 2, and Level 3 and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2025 or December 31, 2024.

Cloud Computing Implementation Costs

Under the guidance in ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), the Company capitalizes the implementation costs for cloud computing arrangements, mainly for its inventory management system and accounting system. These cloud-based computing implementation costs are recorded in prepaid expenses and other current assets on its consolidated balance sheets. The capitalized costs are amortized based on the estimated useful life of the cloud-computing arrangement. During the fourth quarter of 2025, the Company determined that a cloud-based computing arrangement is no longer probable of being placed in service. The asset's carrying value associated with capitalized implementation costs was reduced to zero, resulting in a $0.6 million expense reported in cost of sales and operating expenses.

Capitalized cloud-based computing implementation costs as of December 31, 2025 and 2024 are:

	2025	2024
Capitalized cloud-based computing implementation costs	$1,137	$1,137
Less: Accumulated amortization	583	380
Write-off of net cloud-based computing implementation costs	(554)	—
Capitalized cloud-based computing implementation costs, net	$—	$757

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted moving average basis. In estimating net realizable value, the Company considers (among other things) the age of its inventories and its product market acceptance based on known business factors and conditions by comparing forecasted customer unit demand for products over a specific future period, or demand horizon, to quantities on hand at the end of each accounting period.

Property, Equipment and Software, Net

Property, equipment and software are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. The Company capitalizes costs for the fabrication of mask sets used by foundry partners to manufacture the Company’s product. Major additions and betterments that extend the estimated useful lives of assets are capitalized. Repairs, maintenance, and minor replacements that do not materially improve or extend the lives of the respective assets are charged to operating expense as incurred.

Intangible Assets

Intangible assets represent costs to acquire licensed intellectual property and software tools. The Company accounts for a noncancelable internal-use software license as the acquisition of an intangible asset and the incurrence of a liability to the extent that all or a portion of the software licensing fees are not paid on or before the license acquisition. The acquired intangibles are subject to amortization on a straight-line basis over the shorter of their estimated useful lives or term of the license arrangement. Costs incurred to renew or extend the term of a recognized intangible asset are capitalized as part of the intangible and amortized over its revised estimated useful life.

Long-Lived Assets

Long-lived assets, which consist primarily of property, equipment, software and intangible assets, are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable.

Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flow produced by the asset, or the appropriate grouping of assets, is compared to the asset’s

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific asset or asset group being valued.

No long-lived assets were impaired for the years ended December 31, 2025 and 2024.

Leases

At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. The Company does not combine lease components with non-lease components and as such, the non-lease components are accounted for separately. As its leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The right-of-use (ROU) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded in other current liabilities and other non-current liabilities. ROU assets are recorded in other assets, net. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less).

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term. Lease agreements that contain both lease and non-lease components are generally accounted for separately.

Redeemable Convertible Preferred Stock

Prior to the IPO, the Company accounted for its redeemable convertible preferred stock as temporary equity in its consolidated balance sheets due to the nature of the terms of ownership.

In connection with the Company's IPO completed in July 2025, all outstanding shares of redeemable convertible preferred stock automatically converted into shares of the Company's common stock pursuant to their contractual terms. As a result, no redeemable convertible preferred stock remained outstanding subsequent to the IPO.

Preferred securities that became redeemable upon a contingent event that was not solely within the control of the Company were classified outside of permanent equity, as in this case a change in control of the Company. Because it was probable that the instruments would become redeemable, subsequent adjustment to fair value was not required. As such, the redeemable convertible preferred stock was recorded at cost as of December 31, 2024.

Revenue Recognition

The Company’s revenues consist of the sale of its products to the Company’s customers recognized on a point-in-time basis. The Company’s customers are distributors, large global original equipment manufacturers and other direct customers who design and manufacture devices for the consumer and industrial markets.

Revenues are recognized when control of the product is transferred to a customer in an amount that reflects the consideration the Company is expected to be entitled to in exchange for those products, in accordance with Topic 606 (ASC 606), Revenue from Contracts with Customers. For direct customers and large global customer contracts, revenue is recognized either when the product is shipped to the customer or upon delivery depending on the prevailing contract terms. For distributor contracts, revenues are recognized when the product is shipped to the distributor as in these cases the distributor is the contracted customer. Revenues are recognized net of sales credits and allowances for returns and discounts, when applicable. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Transaction Price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods to the customer. The transaction price is specified in the standard price list or contract and is confirmed at the time the order for products is placed by the customer and acknowledged by the Company. Certain distributor contracts include variable

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consideration, such as limited price protection, return and stock rotation provisions, while direct customer contracts include general right of return provisions. The Company estimates variable consideration using all available information, including historical experience and current expectations of return and pricing credits and records an allowance to reduce revenue recognized. These estimates take into consideration a range of possible outcomes that are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. The Company recorded a product returns allowance of approximately $1.0 million and $1.0 million as of December 31, 2025 and 2024, respectively, as reductions of accounts receivable. These allowances are classified as reductions of accounts receivable when the right of offset exists in accordance with ASU 2013-1, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, or as a current liability.

Performance Obligations

Under most of the Company’s contracts, the Company’s single performance obligation is the delivery of promised goods to the customer. The promised goods are explicitly stated in the customer contract and comprise of a single type of good or goods that are substantially the same and are neither capable of being distinct nor separable from the other promised goods in the contract. This performance obligation is satisfied upon transfer of control of the promised goods to the customer, as defined per the shipping terms within the customer’s contract. While the Company’s customers purchase products on a purchase order basis, the vast majority of the Company’s master contracts with customers have an original expected term of one year or less with automatic renewal features.

The Company’s standard terms and conditions provide for a one-year warranty coverage on all its products by guaranteeing the product will be free from defects and conform to the product’s specifications. Customers may remedy the warranty claim for a replacement of the product or credit. This assurance-type warranty is not considered a separate performance obligation under ASC 606 and thus no transaction price is allocated to it. The warranty reserve is calculated using historical claim information to project future warranty claims activity.

Contract Balances

Payments are typically due within 60 to 90 days of invoicing and terms do not include a significant financing component or non-cash consideration. There are no contract assets, other than accounts receivable, or contract liabilities recorded on the consolidated balance sheets. The Company expenses sales commissions when incurred and these costs are recorded within selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss.

Accrued Contract Costs

The Company’s accrued sales commissions are immaterial as of December 31, 2025 and 2024, and are recorded within accrued liabilities on the accompanying consolidated balance sheets.

End Customer Concentration

Although the Company recognizes revenue and directly invoices distributors for sales of its products, the timing and uncertainty of its revenue and cash flows are most impacted by the ultimate end customer. The following is a summary of net sales for the years ended December 31, 2025 and 2024, based on the country of the corporate headquarters of the ultimate end customer (in thousands):

	2025	2024
United States	$61,979	$36,554
China	6,227	38,016
Netherlands	578	34
Rest of the World*	3,730	1,463
Total	$72,514	$76,067
*Other countries individually less than 10%

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cost of Sales

The Company’s cost of sales includes the cost of purchasing finished wafers manufactured by independent foundries and costs associated with the assembly, testing, shipping and handling of products along with allocated costs for salary, stock compensation and related benefits for personnel involved in the manufacturing of our products. Cost of sales also includes depreciation for equipment and photomasks supporting the manufacturing process, write downs of inventory, sell-through of products previously reserved for, IP royalties, licensing fees, logistics, quality assurance, warranty, and other costs incurred by the Company.

Segment Information

Segment reporting is based on the “management approach”, following the method that management uses to organize the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker (CODM) in allocating resources and in assessing performance. The CODM is the Company’s Chief Executive Officer (CEO), who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis. The CEO reviews the Company’s consolidated results as one operating segment. Refer to Note 15-Segment and Geographic Information for more information.

Stock-Based Compensation

The Company records stock-based compensation expense based upon the grant date fair value for all stock options issued to all persons to the extent such options vest. That expense is determined under the fair value method using the Black-Scholes option pricing model. The Company recognizes the compensation cost for awards on a straight-line basis over the vesting period.

The Black-Scholes option pricing model used to compute stock-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term over which option holders will retain their vested stock options before exercising them, and the estimated peer-company volatility of the Company’s common stock price over the expected term of a stock option. Application of alternative assumptions could result in significantly different stock-based compensation amounts being recorded in the consolidated financial statements.

The Company measures the fair value of RSUs based on the closing market price of its common stock on the grant date. The grant-date fair value is calculated by multiplying the market price per share by the number of RSUs granted. The Company recognizes compensation expense for RSU awards on a straight-line basis over the requisite service period, net of forfeitures as they occur.

Transactions with non-employees in which stock-based payment awards are granted in exchange for the receipt of goods or services may involve a contemporaneous exchange of the stock-based payment awards for goods or services or may involve an exchange that spans several financial reporting periods. Judgment is required in determining the period over which to recognize cost, otherwise known as the non-employee’s vesting period.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of personnel-related expenses, including stock-based compensation, external consulting and services costs, photomasks not directly attributable to a finished product, equipment tooling and allocations of other costs incurred by the Company. Assets purchased to support the Company’s ongoing research and development activities are capitalized when related to products that have achieved technological feasibility and have an alternative future use and are amortized over their estimated useful lives. The Company also has hosted software subscriptions, which are stated at cost and amortized as part of research and development expense based on usage of the asset or on a straight-line basis over the related period of benefit. Research and development costs were $38.5 million and $37.2 million for the years ended December 31, 2025 and 2024, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries was determined to be the local currency; therefore, assets and liabilities are translated at the current exchange rate at the balance sheet date and statement of operations items are translated at the average exchange rate prevailing during the reporting period. Translation adjustments are included in accumulated other comprehensive loss and as a separate component of stockholders’ equity (deficit). Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in other income and expense in the accompanying consolidated statement of operations and comprehensive loss.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company uses the asset and liability method of accounting for income taxes as set forth in the applicable guidance. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized.

The Company accounts for uncertainty in income taxes based on a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, which includes the accounting for interest and penalties relating to tax positions. At December 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2025 and 2024.

Net Loss Per Share

Basic net loss per share is based on the weighted effect of common stock issued and outstanding and is calculated by dividing net loss adjusted for dividends declared on preferred stock (whether or not paid), cumulative undeclared dividends, accretion or decretion of mezzanine equity, redemption or induced conversion of preferred stock, amortization of beneficial conversion features and value of the effect of a downround feature, where applicable, by the weighted average number of shares of common stock outstanding during the period without consideration of the effect of securities that could be converted into shares of common stock.

Diluted net loss per share is calculated by adjusting the weighted average number of shares of common stock outstanding for the dilutive effect of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued, as determined using the treasury-stock method for stock options and warrants and the if-converted method for redeemable convertible preferred stock. Potential dilutive securities consist of outstanding preferred stock, stock options, and warrants to purchase the Company’s common and preferred stock. Diluted net loss per share excludes potentially dilutive securities for all periods presented as their effect would be anti-dilutive.

Accordingly, basic and diluted net loss per share is the same for the years ended December 31, 2025 and 2024, and is presented in the accompanying consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The update will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted this amendment on a retrospective basis during the year ended December 31, 2025, and the impact is disclosed in the notes to the consolidated financial statements. See Note 13-Income Taxes.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Net Loss Per Share

The table below sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(36,461)	$(39,661)
Deemed dividends	—	(2,724)
Net loss attributable to common stockholder	$(36,461)	$(42,385)
Denominator:
Weighted average shares outstanding	7,977,360	373,446
Effect of dilutive shares	—	—
Basic and diluted loss per share	$(4.57)	$(113.50)

Since the Company incurred a net loss for the years ended December 31, 2025 and 2024, the diluted net loss per share calculation excludes potentially dilutive securities. The following table summarizes the number of shares of common stock issuable under various securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Years Ended December 31,
	2025	2024
Redeemable convertible preferred stock	—	12,729,349
Common warrants	244,425	672,632
Preferred warrants	—	10,377
Restricted stock units	1,497,340	113,819
Stock options and employee stock purchase plan	4,322,986	2,228,838
Total shares	6,064,751	15,755,015

The Company did not record deemed dividends for the year ended December 31, 2025. The Company recorded deemed dividends of $2.7 million for the year ended December 31, 2024 as a result of a down round feature in the Company’s Series E, F, and F-1 preferred stock triggered during the issuance by the Company of Series G preferred stock (see Note 11-Warrants, Redeemable Convertible Preferred Stock and Stockholders’ Equity).

4. Inventories

The following table represents the components of inventories as of December 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Raw materials	$409	$45
Work in progress	11,732	9,547
Finished goods	4,796	5,416
Total inventories	$16,937	$15,008

The Company recorded inventory valuation adjustments of $0.2 million and $0.4 million during the twelve months ended December 31, 2025 and 2024, respectively. The change in inventory valuation allowance was primarily due to the sell-through or scrap of inventory that was reserved for in a prior period.

Changes in the Company’s inventory allowance were as follows (in thousands):

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Balance at December 31, 2023	$24,204
Valuation allowance	428
Sell-through or scrap of inventory	(7,213)
Balance at December 31, 2024	$17,419
Valuation allowance	199
Sell-through or scrap of inventory	(2,721)
Balance at December 31, 2025	$14,897

5. Property, Equipment and Software

Property, equipment and software consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Probe cards and photomasks	$12,512	$10,083
Equipment	4,713	4,386
Software	352	298
Leasehold improvements	903	728
Furniture and fixtures	289	279
Total	18,769	15,774
Less: Accumulated depreciation and amortization	(14,632)	(13,158)
Property, equipment and software, net	$4,137	$2,616

Depreciation expense relating to the Company's property, equipment and software was approximately $1.5 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively, and is allocated to cost of sales, selling, general and administrative, and research and development costs in the accompanying consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2025 and 2024, the Company received mask sets in exchange for no consideration from a vendor in lieu of reimbursement. The mask sets were capitalized and a $1.6 million gain was recorded during each period within cost of sales in accordance with ASC 845: Nonmonetary Transactions.

6. Intangible Assets

The following is a summary of the Company’s intangible assets, net (in thousands):

	Term	2025	2024
Intellectual property	1-5 years	$14,025	$8,491
Software licenses	3 years	8,320	8,320
Accumulated amortization		(10,752)	(5,082)
Intangible assets, net		$11,593	$11,729

During the years ended December 31, 2025 and 2024, the Company purchased and capitalized certain license software tooling costs and intellectual property licensing agreements of $5.3 million and $10.8 million, respectively to support research and development efforts.

Amortization expense relating to the Company’s intangible assets was approximately $5.7 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively, During the year ended 2025, $4.8 million was included in research and development expense, and $0.9 million of which was included in cost of sales in the accompanying consolidated statement of operations and comprehensive loss. During the year ended 2024, $4.7 million was included in research and development expense in the accompanying consolidated statement of operations and comprehensive loss.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the total estimated amortization of intangible assets for the succeeding years (in thousands):

2026	5,543
2027	3,790
2028	1,063
Thereafter	1,197
Total amortization expense	$11,593

7. Accrued and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Payroll and related benefits	$2,805	$2,063
Accrued expenses	6,124	4,443
Warranty liability	707	843
Other	565	853
Total accrued liabilities and other current liabilities	$10,201	$8,202

8. Fair Value Measurements

Certain non-financial assets, such as intangible assets and property, equipment and software, are remeasured at fair value only if an impairment is recognized in the current period.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Prior to the Company's IPO completed in July 2025, the Company’s outstanding common and preferred stock warrants were classified as Level 3 liabilities and remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. In connection with the IPO, all outstanding warrants were either exercised or expired. As a result, the Company had no financial instruments measured at fair value on a recurring basis as of December 31, 2025.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that are approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash and cash equivalents, including money market deposits, accounts receivables, certain other assets, accounts payable, accrued expenses, and other current liabilities.

9. Commitments and Contingencies

Contract Manufacturer Commitments

The Company relies on a third-party foundry and contract manufacturer for the manufacturing of its products. Generally, its foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Purchase orders are placed in advance with consideration of estimates of future demand. These purchase orders can be canceled and rescheduled upon agreement of the Company and the contract manufacturer. As of December 31, 2025, the Company had total manufacturing purchase commitments of $10.7 million.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Leases

The Company has entered into various operating leases for its worldwide office buildings and research and development facilities and equipment, which are accounted for in accordance with ASC 842.

As of December 31, 2025, the Company entered into a noncancelable lease agreement for office space in Singapore that had not yet commenced. The lease is expected to commence on or about January 15, 2026 and has an initial noncancelable term of three years. Total minimum lease payments under the agreement are approximately SGD 2.2 million over the lease term. As the lease had not commenced as of December 31, 2025, no right-of-use asset or corresponding lease liability was recognized in the consolidated balance sheets.

For the years ended December 31, 2025 and 2024, the Company recorded approximately $0.7 million and $1.0 million of operating lease expense, respectively, under ASC 842. All of the Company’s leases have been classified as operating leases.

Supplemental cash flow information for the years ending December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Cash paid for operating leases included in operating cash flow	$731	$1,068
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	382	1,207

The aggregate future lease payments of operating leases as of December 31, 2025, are as follows (in thousands):

2026	417
2027	256
2028	26
Total future annual minimum lease payments	699
Less: interest	(21)
Total lease liabilities	$678

As of December 31, 2025, the weighted average remaining lease term for the Company’s operating leases is 1.73 years and the weighted average discount rate used to determine the present value of the Company’s operating leases is 3.6%.

11. Warrants, Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2025, the Company has reserved an aggregate of 4,752,658 shares of common stock for the conversion, exercise or issuance, as applicable, of the following outstanding securities:

Common warrants	244,425
Restricted stock units	1,497,340
Stock options and employee stock purchase program	4,322,986
Total shares	6,064,751

Preferred Stock

The Company's amended and restated certificate of incorporation provides its board of directors with the authority to issue up to 10,000,000 shares of undesignated preferred stock with a par value of $0.000001 per share and to determine or alter the rights, preferences, privileges and restrictions granted to or imported upon these shares without further vote or action by the Company's stockholders. The Company does not have outstanding preferred stock issued as of December 31, 2025.

Warrants

Upon of the IPO, the Company's liability-classified warrants were either fully exercised or expired per the terms of the warrant agreement. As a result, the Company's warrant liability was fully settled as of December 31, 2025.

At December 31, 2025, the Company had 238,931 equity-classified warrants. In February 2026, a related party exercised the entirety of these warrants at an exercise price of $12.60 per share.

See the table below for a roll forward of the total preferred stock from January 1, 2024 to December 31, 2024 and January 1, 2025 to December 31, 2025, which details the total redeemable convertible preferred stock presented in the consolidated statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) (in thousands, except share amounts):

	Series Seed Redeemable convertible preferred stock		Series A Redeemable convertible preferred stock		Series B Redeemable convertible preferred stock		Series C Redeemable convertible preferred stock		Series D Redeemable convertible preferred stock		Series E Redeemable convertible preferred stock		Series F Redeemable convertible preferred stock		Series F-1 Redeemable convertible preferred stock		Series G Redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	34,972,704	$31,258
Issuance of Series G preferred stock, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	64,257,179	57,989
Balance at December 31, 2024	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247

Balance at January 1, 2025	5,045,368	$2,473	8,255,614	$5,179	18,894,315	$10,827	42,890,840	$24,908	39,656,811	$33,411	29,019,153	$29,738	74,840,147	$132,975	23,664,027	$49,392	99,229,883	$89,247
Conversion of preferred stock to common stock upon IPO	(5,045,368)	(2,473)	(8,255,614)	(5,179)	(18,894,315)	(10,827)	(42,890,840)	(24,908)	(39,656,811)	(33,411)	(29,019,153)	(29,738)	(74,840,147)	(132,975)	(23,664,027)	(49,392)	(99,229,883)	(89,247)
Balance at December 31, 2025	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Option Plan and Stock-Based Compensation

Summary of Stock-Based Compensation Expense

The following table summarizes the effects of stock-based compensation on cost of sales, research and development, and sales, general and administrative expenses granted under the Plans (in thousands) for the years ended December 31, 2025 and 2024, respectively:

	2025	2024
Cost of sales	$227	$356
Research and development	2,589	2,416
Sales, general and administrative	4,019	2,402
Total	$6,835	$5,174

In July 2025, the Company's board of directors adopted, and the Company's stockholders approved the 2025 Equity Incentive Plan (the 2025 Plan). The 2025 Plan became effective on July 29, 2025. No further awards will be granted under the 2010 Equity Incentive Plan (2010 Plan) or 2020 Equity Incentive Plan (2020 Plan, and collectively, along with the 2025 Plan and 2010 Plan, the Plans).

Awards outstanding under the Plans remain subject to the terms of the respective Plans, but shares reserved for issuance under each of the 2010 Plan and 2020 Plan that were not subject to outstanding awards at the time the 2025 Plan became effective are no longer available for issuance.

The following table summarizes the activity in total shares of common stock available for issuance under the 2010 and 2020 Plans, reflecting the impact of the Stock Split:

Shares Available for Grant
Balance, January 1, 2024	421,280
Shares added	625,571
Granted	(680,690)
Forfeited	31,493
Balance, December 31, 2024	397,654
Shares added	—
Granted	(236,785)
Forfeited	32,793
Cancelled	(193,662)
Balance, December 31, 2025	—

The following table summarizes the activity in total shares available for issuance under the 2025 Plan:

Shares Available for Grant
Balance, January 1, 2024	—
Shares added	—
Granted	—
Forfeited	—
Balance, December 31, 2024	—
Shares added	1,703,600
Granted	(1,364,422)
Forfeited	52,329
Balance, December 31, 2025	391,507

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The fair value for the Company’s options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024
Risk-free interest rate	4.16%	4.16%
Expected life of the options	6.07 years	5.47 years
Dividend rate	0%	0%
Volatility	64.16%	54.51%
Fair value per share of common stock	$16.80	$12.60

Additional information regarding outstanding options that are vesting, expected to vest, or exercisable as of December 31, 2025, is as follows:

	Number of Options	Weighted- Average Price Per Share	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2023	1,760,984	$7.28	$14.84	6.03
Options granted	1,377,527	$10.58	$12.58	—
Options exercised	(78,374)	$8.57	$10.90	—
Options forfeited	(831,282)	$0.47	$22.95	—
Options outstanding at December 31, 2024	2,228,855	$7.83	$10.65	6.23
Options granted	165,349	$10.47	17
Options exercised	(117,955)	$5.14	7
Options forfeited	(34,639)	$12.69	12
Options outstanding at December 31, 2025	2,241,610	$8.10	$11.27	5.72
Vested and expected to vest	2,241,610	$8.10	$11.27	5.72
Exercisable	1,935,280	$7.97	$10.81	5.24

The weighted-average fair value of options granted during the years ended December 31, 2025 and 2024, was $10.5 and $10.6 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $2.4 million and $0.3 million, respectively. Intrinsic value represents the difference between the market value of the Company’s common stock at the time of exercise and the strike price of the stock option. The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $2.4 million and $4.2 million at December 31, 2025 and 2024. As of December 31, 2025, the Company anticipates this expense to be recognized over a weighted-average period of approximately 1.6 years. During the year ended December 31, 2025, the Company's board of directors approved the acceleration of one-third of previously issued options to the Company's chief financial officer, resulting in an additional $0.5 million of stock-based compensation expense for the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company received $0.8 million and $0.9 million, respectively, from the exercise of stock options granted under the Plans.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of RSU activity under the 2020 and 2025 Plans are as follows:

	Number of RSUs		Weighted-Average Grant Date Fair Value Per Share
	2020 Plan	2025 Plan
RSUs outstanding at December 31, 2024	113,816	—	$15.36
RSUs granted	71,427	1,364,422	$28.82
RSUs cancelled and forfeited	—	(52,329)	$29.68
RSUs outstanding at December 31, 2025	185,243	1,312,093	$27.77

RSUs were granted under the 2020 Plan during the year ended December 31, 2025. Following the effective date of the 2025 plan, no additional grants will be made under the 2020 Plan.

The Company recognized approximately $0.7 million of share based compensation expense during the year ended December 31, 2025, related to RSUs in which the time-based service and performance conditions were satisfied upon completion of the IPO. This expense was reflected in sales, general and administrative expense.

The total unrecognized stock-based compensation expense related to unvested RSUs in future periods was approximately $38.0 million and $1.7 million at December 31, 2025 and 2024. As of December 31, 2025, the Company anticipates this expense to be recognized over a weighted-average period of approximately 3.7 years.

During the years ended December 31, 2025 and 2024, the Company granted 1,435,849 and 2,666,664 RSUs, respectively, to several directors and employees. 44,822 of these RSUs vested upon completion of the IPO.

13. Income Taxes

The Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a retrospective basis during the year ended December 31, 2025.

The income tax amount for each of the years ended December 31, 2025 and 2024, differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation balance at December 31, 2025 and 2024.

Provision for Income Taxes

Loss before provision for income taxes, includes the components for the years ended December 31, 2025 and 2024, as follows (in thousands):

	2025	2024
Domestic	$(34,058)	$(35,548)
Foreign	(2,363)	(4,085)
Loss before provision for income taxes	$(36,421)	$(39,633)

For the years ended December 31, 2025 and 2024, the provision for income taxes consisted of the following (in thousands):

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2025	2024
Current:
Federal	—	—
State	—	—
Foreign	40	28
Total current income tax expense	40	28
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Provision for income taxes	40	28

Deferred Tax Assets

The components of the deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$47,207	$37,760
Depreciable assets	119	223
Intangible assets	1,046	843
Research and development capitalization	14,050	17,883
Inventory allowance	3,128	3,675
Accrued liabilities and other	3,196	1,787
Uniform capitalization	303	304
Sales return allowance	203	204
Warrants	407	1,019
Total deferred tax assets	69,659	63,698
Less: valuation allowance	(69,659)	(63,698)
Net deferred tax assets	—	—

As of December 31, 2025 and 2024, the Company had net operating loss carryforwards (NOL) of approximately $202.8 million and $160.5 million, respectively. For federal tax reporting purposes, NOL carryforwards of $51.6 million will expire in fiscal years 2032 through 2037 if not utilized prior to that time. The remaining $151.2 million carries forward indefinitely. As of December 31, 2025, the Company had $21.4 million foreign NOL carryforwards. The foreign NOL will begin to expire after 2026 if not utilized.

Utilization of NOL carryforwards may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may result in the expiration of NOL and other tax attributes before utilization. The NOL carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the NOL is utilized.

Uncertain Tax Position

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. At December 31, 2025, the Company has no unrecognized tax benefits. At December 31, 2024, the Company has no unrecognized tax benefits. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate

The following table presents the provision for income taxes and the effective tax rates for the years ended December 31, 2025 and 2024 (in thousands):

	2025		2024
Net income before income taxes	(36,421)		(39,633)
U.S. Federal benefit	$(7,649)	21.0%	$(8,323)	21.0%
State taxes, net of federal benefit	$(77)	0.2%	$(35)	0.1%
Permanent items
Stock-based compensation	1,166	-3.2%	164	-0.4%
Transaction costs	629	-1.7%	73	-0.2%
Other permanent items	(65)	0.2%	(147)	0.4%
Foreign tax differential - Singapore
Change in valuation allowance	608	-1.7%	1,299	-3.3%
Other	(50)	0.1%	(1,173)	3.0%
Foreign tax differential - Other	(21)	0.1%	—	0.0%
Other	76	-0.2%	(104)	0.3%
Change in valuation allowance - Other	5,423	-14.9%	8,274	-20.9%
Total	$40	-0.1%	$28	-0.1%

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

The income tax amount for each of the years ended December 31, 2025 and 2024 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The effective tax rate was less than 1% for both the years ended December 31, 2025 and 2024. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.

The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets based on the Company's lack of earnings history. The valuation allowance was $69.5 million and $63.7 million during the years ended December 31, 2025 and 2024, respectively, primarily due to net losses from operations.

The Company provides for U.S. income taxes of the earnings of its foreign subsidiaries to the extent required by the Tax Cuts and Jobs Act. However, the Company does not provide for withholding taxes on any portion of the undistributed earnings of its foreign subsidiaries because it intends to permanently reinvest those earnings indefinitely outside the United States. At the present time it is not practicable to estimate the amount of income or withholding taxes that might be payable if these earnings were repatriated.

The Company files foreign and U.S. federal and various state income tax returns. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for the years ending December 31, 2019 to present. In addition, prior year NOL carryforwards, including those originated from 2010, that may be utilized in future years, may be subject to examination. The Company is not currently under examination by income tax authorities in any jurisdiction.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation balance at December 31, 2025 and December 31, 2024.

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions

The Company defines related parties as any party that controls or can significantly influence the management or operating policies of the Company to the extent that the Company may be prevented from fully pursuing its own interests, such as directors, executive officers, and stockholders, including those with a greater than 10% beneficial owner of the Company’s capital, and their affiliates or immediate family members.

During the year ended December 31, 2025, an entity considered to be a related party exercised 424,033 common warrants for cash proceeds of $5.6 million. The proceeds were recorded within additional paid in capital.

During the year ended December 31, 2024 the Board of Directors approved the issuance of 238,931 warrants to purchase common stock to a related party for consulting services at an exercise price of $12.60 per share. The warrants were unexercised at December 31, 2025. In February 2026, the warrants were exercised and the Company received approximately $3.0 million.

15. Segment and Geographic Information

The Company’s CODM is the CEO and reviews the financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses revenue, gross margin, operating expenses and net loss by its single operating and reportable segment to make strategic business decisions.

The following table sets forth the Company’s disaggregation of operating expenses which were reviewed by the CODM for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Research and development	$38,486	$37,168
Sales and marketing	10,570	10,731
General and administrative	22,582	17,005
Total operating expenses	$71,638	$64,904

The following is a summary of net sales for the years ended December 31, 2025 and 2024, based on the country to which the Company's products were shipped, which may be different from the geographic locations of the ultimate end customers (in thousands):

	2025	2024

China	30,664	54,728
Taiwan	25,835	18,190
Singapore	7,306	—
Rest of the World*	8,709	3,149
Total	$72,514	$76,067
*Other countries individually less than 10%

The following illustrates property, equipment and software, net, and right-of-use assets, net by geographic locations based on physical location (in thousands):

	2025	2024
Taiwan	$3,515	$2,139
China	633	593
North America	593	786
Rest of the World*	34	26
Total	$4,775	$3,544
*Other countries individually less than 10%

AMBIQ MICRO, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. Subsequent Events

On January 26, 2026, the Company completed a follow-on offering of 2,679,600 shares of common stock, at a public offering price of $31.00 per share, of which 2,636,651 shares were issued and sold by the Company and 42,949 shares were sold by certain selling stockholders. The Company received net proceeds of $76.8 million after deducting underwriting discounts and commissions of $4.9 million, but before offering expenses of approximately $1.5 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Background and Remediation of Material Weaknesses

Management identified a material weakness related to controls to address segregation of certain accounting duties and information technology controls in connection with the preparation of our consolidated financial statements for the year ended December 31, 2024. We concluded that the material weakness in our internal control over financial reporting occurred because we did not have the necessary business processes, systems, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Remediation actions completed during the year ended December 31, 2025 included implementation of additional preventative and detective controls over segregation of duties related to journal entries. Specifically, the Company implemented system-enforced segregation of duties over manual journal entries that restrict the ability for a user to create and post their own manual journal entries. Additionally, the Company enhanced controls to restrict and monitor access to system functionality and added detective controls over privileged accounts.

Management performed testing of the design and operating effectiveness of these controls and concluded that they operated effectively for a sufficient period of time. Accordingly, management has concluded that the previously reported material weakness has been remediated as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except with respect to the remediation measures described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Certain information required by Part III is omitted from this report because we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A related to our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder, which is available via the “Governance – Governance Documents – Code of Business Conducts and Ethics” link at https://ir.ambiq.com/. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Transactions with Related Persons and Indemnification” and “Corporate Governance and Board Matters—Independence of the Board of Directors” in our 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information that will be set forth in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.
Financial Statements

The consolidated financial statements are set forth within Item 8 of Part II of this Annual Report on Form 10-K.

2.
Financial Statement Schedules: Ambiq Micro, Inc. and Subsidiaries

All schedules were omitted because of the absence of the conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

3.
Exhibits

The exhibits listed below are filed or furnished as part of, or incorporated by reference into, this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-42766	3.1	July 31, 2025
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-288497	3.6	July 21, 2025
4.1†	Description of Registration’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
4.2	Form of Common Stock Certificate of the Registrant.	S-1	333-288497	4.1	July 3, 2025
4.3	Eighth Amended and Restated Investor Rights Agreement, dated August 31, 2023, by and among the Registrant and certain of its stockholders.	S-1/A	333-288497	4.2	July 3, 2025
10.1+	Form of Indemnification Agreement.	S-1	333-288497	10.18	July 3, 2025
10.2+	Non-Employee Director Compensation Policy.	S-1	333-292843	10.2	January 21, 2026
10.3+	Ambiq Micro, Inc. 2010 Equity Incentive Plan, as amended.	S-1	333-288497	10.3	July 3, 2025
10.4+	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2010 Equity Incentive Plan.	S-1	333-288497	10.4	July 3 ,2025
10.5+	Ambiq Micro, Inc. 2020 Equity Incentive Plan, as amended.	S-1	333-288497	10.5	July 3, 2025
10.6+	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2020 Equity Incentive Plan.	S-1	333-288497	10.6	July 3, 2025
10.7+	Ambiq Micro, Inc. 2025 Equity Incentive Plan.	S-1/A	333-288497	10.7	July 3, 2025
10.8+	Forms of Incentive Stock Option Award Notice, Incentive Stock Option Award Agreement, Exercise Notice and Investment Representation Statement under the 2025 Equity Incentive Plan.	S-1/A	333-288497	10.8	July 3, 2025
10.9+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the Registrant’s 2025 Equity Incentive Plan.	S-8	333-289133	99.7	July 31, 2025
10.10+	Ambiq Micro, Inc. 2025 Employee Stock Purchase Plan.	S-8	333-289133	99.8	July 31, 2025
10.11+	Offer of Employment, dated September 25, 2015, between Sean Chen and the Company.	S-1	333-288497	10.10	July 3, 2025
10.12+	Offer of Employment, dated November 2, 2015, between Fumihide Esaka and the Company.	S-1	333-288497	10.11	July 3, 2025
10.13+	Offer of Employment, dated April 16, 2025, between Jeff Winzeler and the Company.	S-1	333-288497	10.12	July 3, 2025
10.14+	Offer of Employment, dated November 18, 2025, between Michele Connors and the Company.	S-1	333-292843	10.14	January 21, 2026
10.15	TSMC Master Technology License Agreement, dated as of January 27, 2011, by and between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.	S-1	333-288497	10.13	July 3, 2025
10.16	Lease, dated November 11, 2016, by and between the Company and G&I VII River Place LP. and Confirmation of Lease Term, dated March 31, 2017, by and between the Company and G&I VII River Place LP.	S-1	333-288497	10.14	July 3, 2025

10.17	First Amendment to Lease, dated September 6, 2019, by and between the Company and G&I VII River Place LP.	S-1	333-288497	10.15	July 3, 2025
10.18	Second Amendment to Lease, dated December 11, 2020, by and between the Company and G&I River Place LP.	S-1	333-288497	10.16	July 3, 2025
10.19	Third Amendment to Lease, dated November 29, 2022, by and between the Company and G&I River Place LP.	S-1	333-288497	10.17	July 3, 2025
10.20†	Fourth Amendment to Lease, dated April 30, 2025, by and between the Company and G&I River Place LP.
19.1†	Insider Trading Policy.
21.1	Subsidiaries of the Registrant.	S-1	333-288497	21.1	July 3, 2025
23.1†	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.
24.1†	Power of Attorney (see signature page hereto)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates management contract or compensatory plan.

* Furnished herewith.

† Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBIQ MICRO, INC.

Date: March 5, 2026	By:	/s/ Fumihide Esaka
Fumihide Esaka
Chief Executive Officer

Date: March 5, 2026	By:	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Fumihide Esaka, Jeffrey Winzeler and Michele Connors, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Fumihide Esaka	Chief Executive Officer and Director	March 5, 2026
Fumihide Esaka	(Principal Executive Officer)

/s/ Jeffrey G. Winzeler	Chief Financial Officer	March 5, 2026
Jeffrey G. Winzeler	(Principal Financial and Accounting Officer)

/s/ Scott Hanson, Ph.D.	Director	March 5, 2026
Scott Hanson, Ph.D.

/s/ Wen Hsieh, Ph.D.	Director	March 5, 2026
Wen Hsieh, Ph.D.

/s/ Ker Zhang, Ph.D.	Director	March 5, 2026
Ker Zhang, Ph.D.

/s/ Joseph Tautges	Director	March 5, 2026
Joseph Tautges

/s/ Timothy Chen	Director	March 5, 2026
Timothy Chen

/s/ Bernard B. Banks	Director	March 5, 2026
Bernard B. Banks