Form 10-Q
period 2026-03-31
Ambiq Micro, Inc.
filed 2026-05-12
CIK 1500412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-42766

Ambiq Micro, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1911389
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6500 River Place Blvd. Building 7, Suite 200 Austin, Texas	78730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 879-2850

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	AMBQ	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2026, the registrant had 21,375,754 shares of common stock, $0.000001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

(Unaudited and in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$204,535	$140,275
Accounts receivable, net	10,975	7,286
Inventories	23,463	16,937
Prepaid expenses and other current assets	2,688	3,421
Total current assets	$241,661	$167,919
Property, equipment and software, net of accumulated depreciation and amortization of $15,051 and $14,632, respectively	4,322	4,137
Right-of-use assets, net	1,682	638
Intangible assets, net of accumulated amortization of $12,090 and $10,752, respectively	11,465	11,593
Other assets	391	393
Total assets	$259,521	$184,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,285	$8,577
Accrued and other current liabilities	11,380	10,201
Short-term lease liabilities	982	400
Total current liabilities	$20,647	$19,178
Long-term lease liabilities	1,161	278
Other long-term liabilities	2,554	2,765
Total liabilities	$24,362	$22,221
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.000001 par value; 500,000,000 shares authorized; 21,359,204 shares and 18,316,928 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	602,416	519,610
Accumulated deficit	(366,882)	(356,711)
Accumulated other comprehensive loss	(375)	(440)
Total stockholders’ equity	235,159	162,459
Total liabilities and stockholders’ equity	$259,521	$184,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended March 31, 2026 and 2025

(Unaudited and in thousands)

	March 31, 2026	March 31, 2025
Net sales	$25,060	$15,732
Cost of sales	14,169	7,343
Gross profit	10,891	8,389
Operating expenses:
Research and development	12,832	8,687
Selling, general, and administrative	9,748	8,443
Total operating expenses	22,580	17,130
Loss from operations	(11,689)	(8,741)
Other income, net	1,521	461
Loss before income taxes	(10,168)	(8,280)
Provision for income taxes	3	4
Net loss	$(10,171)	$(8,284)
Net loss per share, basic and diluted	$(0.50)	$(18.96)
Weighted-average shares used in computing net loss per share, basic and diluted	20,396,354	436,890
Comprehensive loss:
Currency translation adjustment	65	(30)
Comprehensive loss	$(10,106)	$(8,314)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2026 and 2025

(Unaudited and in thousands, except share amounts)

	Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance January 1, 2025	434,720	—	28,368	(320,250)	(520)	$(292,402)
Exercise of stock options	13,821	—	148	—	—	148
Stock-based compensation	—	—	851	—	—	851
Currency translation adjustment	—	—	—	—	(30)	(30)
Net loss	—	—	—	(8,284)	—	(8,284)
Balance March 31, 2025	448,541	$—	$29,367	$(328,534)	$(550)	$(299,717)

Balance January 1, 2026	18,316,928	—	519,610	(356,711)	(440)	$162,459
Issuance of common stock in connection with follow-on offering, net of deferred offering costs, underwriting discounts and commissions	2,636,651	—	75,344	—	—	75,344
Exercise of warrants	238,931	—	3,010	—	—	3,010
Exercise of stock options	90,267	—	1,090	—	—	1,090
RSUs vested	76,427	—	—	—	—	—
Stock-based compensation	—	—	3,362	—	—	3,362
Currency translation adjustment	—	—	—	—	65	65
Net loss	—	—	—	(10,171)	—	(10,171)
Balance March 31, 2026	21,359,204	$—	$602,416	$(366,882)	$(375)	$235,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026 and 2025

(Unaudited and in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(10,171)	$(8,284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,740	1,961
Stock-based compensation	3,362	851
Gain on receipt of nonmonetary tangible assets	—	(1,600)
Change in right-of-use assets	209	242
Change in warrant valuations and cancellations	—	(58)
Changes in operating assets and liabilities
Accounts receivable	(3,644)	6,349
Inventories	(6,526)	(286)
Prepaid expenses and other assets	745	66
Other long-term assets	(3)	—
Accounts payable	2,142	2,255
Accrued and other current liabilities	885	(90)
Other long-term liabilities	88	—
Net cash (used in) provided by operating activities	(11,173)	1,406
Cash flows from investing activities
Purchase of intangible assets	(3,437)	(1,000)
Purchases of property, equipment and software	(584)	(116)
Net cash used in investing activities	(4,021)	(1,116)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with follow-on offering, net of underwriting discounts and commissions	76,832	—
Payment of deferred offering costs	(1,488)	—
Proceeds from exercise of stock options	1,090	148
Proceeds from exercise of warrants	3,010	—
Net cash provided by financing activities	79,444	148
Effect of exchange rate changes on cash and cash equivalents	10	(1)
Net increase in cash and cash equivalents	64,260	437
Cash and cash equivalents at beginning of period	140,275	60,981
Cash and cash equivalents at end of period	$204,535	$61,418
Supplemental disclosure of non-cash investing and financing activities
Intangible assets in accounts payable, accrued and other long-term liabilities	7,536	6,004
Gain on receipt of nonmonetary tangible asset	—	1,600
Right-of-use assets obtained in exchange for new operating lease liabilities	1,237	383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Ambiq Micro, Inc. (the "Company") is a fabless semiconductor company that has developed semiconductor solutions based on a patented Sub-threshold Power Optimized Technology (SPOT®) platform that significantly reduces the amount of power consumed by integrated circuits. The following subsidiaries were formed by the Company and are wholly owned:

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

Liquidity and Capital Resources

During the three months ended March 31, 2026, the Company reported a net loss of $10.2 million and had an operating cash flow deficit of $11.2 million. As of March 31, 2026, the Company had cash and cash equivalents totaling $204.5 million and accumulated deficit of $366.9 million. Since inception, the Company has had negative cash flows and losses from operations which it has funded primarily through cash from equity issuances. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its products currently in development and is highly dependent on its ability to find additional sources of funding in the form of debt and equity financing. The Company’s ability to fund its planned operations, research and development, and commercialization of its products significantly depends on the amount and timing of cash receipts from these funding sources. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise funds as and when needed and generate adequate sales could have a negative impact on the Company’s financial condition.

2. Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of its financial position, results of operations, cash flows and stockholders' equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. Accordingly, these statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full fiscal year or future operating periods.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

There have been no material changes to the Company’s significant accounting policies described in Note 2 - Summary of Significant Accounting Policies, of the notes to the Company’s audited consolidated financial statements.

Follow-On Offering

On January 26, 2026, the Company completed a follow-on offering of 2,679,600 shares of common stock, at a public offering price of $31.00 per share, of which 2,636,651 shares were issued and sold by the Company and 42,949 shares were sold by certain selling stockholders. The Company received net proceeds of $75.3 million after deducting underwriting discounts and commissions of $4.9 million and offering expenses of approximately $1.5 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Deferred Offering Costs

Prior to the follow-on offering, deferred offering costs, consisting primarily of accounting, legal and other fees related to the follow-on offering, were capitalized within other current assets in the condensed consolidated balance sheets. Upon consummation of the follow-on offering, $1.5 million of such costs were recorded as a reduction of the proceeds generated from the offering, which was recognized in additional paid-in capital.

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

Demand

The Company had four customers representing 26.6%, 26.1%, 17.3% and 10.0%, respectively, of total accounts receivable as of March 31, 2026. The Company had five customers representing 25.6%, 22.7%, 15.1%, 14.9% and 10.7%, respectively, of total accounts receivable as of December 31, 2025, four of which were the same customers as of March 31, 2026.

There were three end customers representing 28.9%, 24.3% and 18.3%, respectively, of total net sales for the three months ended March 31, 2026. These same three end customers represented 22.9%, 38.3% and 25.0%, respectively, of total net sales for the three months ended March 31, 2025.

The loss of one or more of these customers could have a material adverse impact on the Company’s results of operations and financial position.

End Customer Concentration

Although the Company recognizes revenue and directly invoices distributors for sales of its products, the timing and uncertainty of its revenue and cash flows are most impacted by the ultimate end customer. The following is a summary of net sales for the

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

three months ended March 31, 2026 and 2025, based on the country of the corporate headquarters of the ultimate end customer (in thousands):

	Three months ended March 31,
	2026	2025
United States	$20,193	$13,752
China	3,440	968
Rest of the World*	1,427	1,012
Total	$25,060	$15,732
*Other countries individually less than 10%

Supply

The Company's products depend on a sole supplier of wafers and a limited number of third-party manufacturers. The continued and timely supply of input materials and the availability of manufacturing capacity and packaging and testing services impact the Company's ability to meet customer demand. Supply chain disruptions, shortages of raw materials, and manufacturing limitations could limit the Company's ability to meet customer demand and result in delayed, reduced, or canceled orders. The Company has established relationships with leading suppliers and partners, and believes these relationships increase the resiliency of the Company's supply chain for its customers. From time to time, subject to inventory disruptions, the Company's customers may buy and hold excess inventories. Consequently, the Company may be subject to resulting fluctuations in the demand for its products.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Targeted Improvements to the Accounting for Internal-Use Software. The amendments require that an entity capitalize software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting Narrow Scope Improvements, which is intended to clarify the guidance in ASC 270. The amendments address the form and content of interim financial statements, adds lists of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently assessing the impact of adopting this ASU on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for reporting periods beginning after December 15, 2025, with early adoption permitted. The Company's adoption of ASU 2025-05 electing the practical expedient method did not have a material impact on its financial position and results of operations.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

3. Net Loss Per Share

The table below sets forth the computation of basic and diluted loss per share for the periods presented (in thousands, except share and per share amounts):

	Quarter Ended March 31,
	2026	2025
Numerator:
Net loss	$(10,171)	$(8,284)
Denominator:
Weighted average shares outstanding	20,396,354	436,890
Basic and diluted loss per share	$(0.50)	$(18.96)

Since the Company incurred a net loss for the three months ended March 31, 2026 and 2025, the diluted net loss per share calculation excludes potentially dilutive securities. The following table summarizes the number of shares of common stock issuable under various securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2026	2025
Redeemable convertible preferred stock	—	12,729,349
Common warrants	—	672,632
Preferred warrants	—	10,377
Restricted stock units	2,074,375	185,247
Stock options and employee stock purchase plan	4,165,220	2,206,978
Total shares	6,239,595	15,804,583

4. Inventories

The following table represents the components of inventories as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$2,083	$409
Work in progress	14,918	11,732
Finished goods	6,462	4,796
Total inventories	$23,463	$16,937

5. Property, Equipment and Software

Property, equipment and software consisted of the following as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Probe cards and photomasks	$12,766	$12,512
Equipment	5,050	4,713
Software	353	352
Leasehold improvements	913	903
Furniture and fixtures	291	289
Total	19,373	18,769
Less: Accumulated depreciation and amortization	(15,051)	(14,632)

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Property, equipment and software, net	$4,322	$4,137

Depreciation expense relating to the Company's property, equipment and software was approximately $0.4 million for each of the three months ended March 31, 2026 and 2025, and is allocated to cost of sales, selling, general and administrative, and research and development costs in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2025, the Company received mask sets in exchange for no consideration from a vendor in lieu of reimbursement. The mask sets were capitalized and a $1.6 million gain was recorded within cost of sales in accordance with ASC 845: Nonmonetary Transactions.

6. Commitments and Contingencies

Contract Manufacturer Commitments

The Company relies on a third-party foundry and contract manufacturer for the manufacturing of its products. Generally, its foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Purchase orders are placed in advance with consideration of estimates of future demand. These purchase orders can be canceled and rescheduled upon agreement of the Company and the contract manufacturer. As of March 31, 2026 and 2025, the Company had total manufacturing purchase commitments of $27.7 million and $7.6 million, respectively.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2026, management was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.

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

At March 31, 2026, the Company has reserved an aggregate of 6,239,595 shares of common stock for the conversion, exercise or issuance, as applicable, of the following outstanding securities:

Restricted stock units	2,074,375
Stock options and employee stock purchase plan	4,165,220
Total shares	6,239,595

Preferred Stock

The Company's amended and restated certificate of incorporation provides its board of directors with the authority to issue up to 10,000,000 shares of undesignated preferred stock with a par value of $0.000001 per share and to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon these shares without further vote or action by the Company's stockholders. The Company does not have outstanding preferred stock issued as of March 31, 2026.

Warrants

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2026, a related party exercised 238,931 common warrants for proceeds of $3.0 million.

Redeemable Convertible Preferred Stock

During the three months ended March 31, 2025, there were no issuances, conversions, or other changes to the Company's redeemable convertible preferred stock across all series (Series Seed through Series G), with total shares and carrying values remaining unchanged from January 1, 2025 to March 31, 2025. As of March 31, 2026, all series of redeemable convertible preferred stock had been converted or redeemed, resulting in no shares outstanding and no carrying value.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock Option Plan and Stock-Based Compensation

In July 2025, the Company's board of directors adopted, and the Company's stockholders approved, the 2025 Equity Incentive Plan (the "2025 Plan"). The 2025 Plan became effective on July 29, 2025, the date the final prospectus was filed in connection with the Company's IPO. The 2025 Plan came into existence upon its adoption by the Company's board of directors. No further awards will be granted under the 2010 Equity Incentive Plan (the "2010 Plan") or 2020 Equity Incentive Plan (the "2020 Plan," and collectively, along with the 2025 Plan and 2010 Plan, the "Plans").

The following table summarizes the activity in total shares of common stock available for issuance under the 2025 Plan:

Shares Available for Grant
Balance, January 1, 2026	391,507
Shares added	915,846
Granted	(640,736)
Forfeited	41,380
Balance, March 31, 2026	707,997

Awards outstanding under the Plans remain subject to the terms of the respective Plans, but shares reserved for issuance under each of the 2010 Plan and 2020 Plan that were not subject to outstanding awards at the time the 2025 Plan became effective are no longer available for issuance.

The Company recognized approximately $0.6 million and $0.9 million of stock-based compensation expense related to options during the three months ended March 31, 2026 and March 31, 2025, respectively. The expense was reflected in sales, general and administrative expense. There was no activity related to the Company's employee stock purchase plan for either period.

A summary of restricted stock units ("RSU") activity under the 2020 Plan and 2025 Plan are as follows:

	Number of RSUs		Weighted-Average Grant Date Fair Value Per Share
	2020 Plan	2025 Plan
RSUs outstanding at December 31, 2025	185,243	1,312,093	$27.77
RSUs granted	—	640,736	$28.65
RSUs exercised/released	(76,427)	—	$16.67
RSUs cancelled and forfeited	(13,393)	(41,380)	$25.69
RSUs outstanding at March 31, 2026	95,423	1,911,449	$28.53

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized approximately $2.8 million of stock-based compensation expense during the three months ended March 31, 2026 related to RSUs. The expense was reflected in sales, general and administrative expense. There was no stock-based compensation expense related to RSUs during the three months ended March 31, 2025.

The total unrecognized stock-based compensation expense related to unvested RSUs and subject to recognition in future periods was approximately $52.2 million at March 31, 2026. The Company anticipates this expense to be recognized over a weighted-average period of approximately 3.79 years.

The following table summarizes the effects of stock-based compensation on cost of sales, research and development, and sales, general and administrative expenses granted under the Plans (in thousands) for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Cost of sales	$187	$60
Research and development	$1,518	389
Sales, general and administrative	$1,657	402
Total	$3,362	$851

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $1.9 million at March 31, 2026. The Company anticipates this expense to be recognized over a weighted-average period of approximately 1.5 years.

During the three months ended March 31, 2026, the Company received $1.1 million from the exercise of stock options granted under the Plans.

9. Income Taxes

Effective Tax Rate

The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Loss before income taxes	$(10,168)	$(8,280)
Income tax expense	(3)	(4)
Effective tax rate	0.0%	0.0%

The income tax amount for each of the three months ended March 31, 2026 and 2025 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The effective tax rate was less than 1% for both the three months ended March 31, 2026 and 2025. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation balance at March 31, 2026 and December 31, 2025.

10. Related Party Transactions

The Company defines related parties as any party that controls or can significantly influence the management or operating policies of the Company to the extent that the Company may be prevented from fully pursuing its own interests, such as directors,

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

executive officers, and stockholders, including beneficial owners of greater than 10% of the Company’s capital stock, and their affiliates or immediate family members.

During the three months ended March 31, 2026, a related party exercised common warrants for cash proceeds of $3.0 million. The proceeds were recorded within additional paid in capital.

For the three months ended March 31, 2025, the Company did not have any related party transactions.

11. Segment and Geographic Information

The Company’s chief operating decision maker ("CODM") is the Company’s chief executive officer ("CEO"). The CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM uses revenue, gross margin, operating expenses and net loss by its single operating and reportable segment to make strategic business decisions.

The following table sets forth the Company’s disaggregation of operating expenses that were reviewed by the CODM for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$12,832	$8,687
Sales and marketing	3,296	2,549
General and administrative	6,452	5,894
Total operating expenses	$22,580	$17,130

The following is a summary of net sales for the three months ended March 31, 2026 and 2025, based on the country to which the Company's products were shipped, which may be different from the geographic locations of the ultimate end customers (in thousands):

	Three months ended March 31,
	2026	2025

Taiwan	6,099	6,032
China	11,646	5,590
Singapore	—	3,599
North America	5,129	25
Rest of the World*	2,186	486
Total	$25,060	$15,732
*Other countries individually less than 10%

The following illustrates property, equipment and software, net, and right-of-use assets, net by geographic location based on physical location (in thousands):

	March 31, 2026	December 31, 2025
Taiwan	$3,438	$3,515
China	567	633
North America	836	593
Rest of the World*	1,163	34
Total	$6,004	$4,775
*Other countries individually less than 10%

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
•
our ability to compensate for decreases in average selling prices of our products or increases in prices for inputs to our products;
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 5, 2026. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report and other filings we make with the SEC from time to time. You should carefully read the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

For the three months ended March 31, 2026 and 2025, we generated net sales of $25.1 million and $15.7 million, respectively, and net losses of $10.2 million and $8.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $366.9 million.

Follow-On Offering

On January 26, 2026, the Company completed a follow-on offering of 2,679,600 shares of common stock, at a public offering price of $31.00 per share, of which 2,636,651 shares were issued and sold by the Company and 42,949 shares were sold by certain selling stockholders. The Company received net proceeds of $75.3 million after deducting underwriting discounts and commissions of $4.9 million and offering expenses of approximately $1.5 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors including those described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report and the following key factors. While these factors present significant opportunities for us, they also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.

End Customer Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers. Our top three end customers collectively represented 71% of our total net sales for the three months ended March 31, 2026. We expect to continue to expand our customer base with new product development to reduce customer concentration. We have demonstrated strong end customer growth with technology leaders validating our technology platform and our robust product offerings. We work with our end customers at the front end of their design cycles, helping them develop next-generation products. The collaborative nature of these relationships provides us with enhanced visibility into our end customers’ future requirements, allowing us to expand our business and increase our content in future products.

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

Geographical Concentration

As we focus on creating meaningful benefits to our end customers for their edge AI capabilities, we are shifting our geographic concentration. Historically, our sales were significantly concentrated with end customers in Mainland China. Given geopolitical concerns, subsidized competitors creating a price sensitive environment in Mainland China and our desire to service new markets in medical/healthcare, industrial edge, and smart home and buildings, we continue to prioritize our management and sales efforts toward other meaningful geographies. During the first quarter of 2026, 13.7% of our net sales were to end customers in Mainland China, as compared to 6.2% during the first quarter of 2025. While this represents an increase, certain sales will continue to be evaluated if they represent higher-margin opportunities.

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

Economic Volatility

Our sales and gross margin depend significantly on general economic conditions and the demand for products in the markets where our end customers compete. Weaknesses in the global economy and financial markets, including the impact of new and ongoing global conflicts may in the future lead to lower demand for our end customers’ products that incorporate our products. Volatile and/or uncertain economic conditions, including increased inflation rates and the imposition of tariffs in the United States and abroad can adversely impact sales and gross margin and make it difficult for us to accurately forecast and plan our future business activities. In addition, any disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all.

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

Cost of Sales

Our cost of sales includes the cost of purchasing finished wafers manufactured by independent foundries and costs associated with the assembly, testing, shipping and handling of products along with allocated costs for salary, stock compensation and related benefits for personnel involved in the manufacturing of our products. Cost of sales also includes depreciation for equipment and photomasks supporting the manufacturing process, write downs of inventory, sell-through of products previously reserved for, IP royalties, amortization of IP licensing fees, logistics, quality assurance, warranty, and other costs incurred by us.

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

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net sales	$25,060	$15,732
Cost of sales	14,169	7,343
Gross profit	10,891	8,389
Operating expenses:
Research and development	12,832	8,687
Selling, general and administrative	9,748	8,443
Loss from operations	(11,689)	(8,741)
Other income, net	1,521	461
Loss before income taxes	(10,168)	(8,280)
Provision for income taxes	3	4
Net loss	$(10,171)	$(8,284)

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025 as a percentage of net sales. All percentage amounts were calculated using the underlying data:

	Three months ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	56.5%	46.7%
Gross profit	43.5%	53.3%
Operating expenses:
Research and development	51.2%	55.2%
Selling, general and administrative	38.9%	53.7%
Loss from operations	(46.6)%	(55.6)%
Other income, net	6.1%	2.9%
Loss before income taxes	(40.6)%	(52.6)%
Provision for income taxes	0.0%	0.0%
Net loss	(40.6)%	(52.7)%

Net Sales

(in thousands, except percentages)

	Three months ended March 31,
	2026	2025	% Change
Net sales	$25,060	$15,732	59.3%

Net sales increased $9.3 million or 59.3% for the three months ended March 31, 2026. The growth was broad-based across our major customer base, with two customers exhibiting particularly strong demand driven by new product launch ramps at higher average sales prices annually. Furthermore, we introduced a new major customer to support our new product launch which led to significant revenues in the first quarter of 2026. These launches, combined with increased customer demand, were the primary drivers of the net sales improvement over March 31, 2025.

Gross Profit and Gross Margin

(in thousands, except percentages)

	Three months ended March 31,
	2026	2025	% Change
Gross profit	$10,891	$8,389	29.8%
Gross margin	43.5%	53.3%

Gross profit increased $2.5 million, or 29.8%, to $10.9 million for the three months ended March 31, 2026, from $8.4 million for the three months ended March 31, 2025. The increase was primarily driven by the increase in net sales. However, gross margin decreased 980 basis points primarily due to a non-monetary gain of $1.6 million in the first quarter of 2025, which did not repeat during the first quarter of 2026.

Research and Development Expenses

(in thousands, except percentages)

	Three months ended March 31,
	2026	2025	% Change
Research and development	$12,832	$8,687	47.7%

Research and development expenses for the three months ended March 31, 2026 increased $4.1 million, or 47.7%, to $12.8 million in the first quarter of 2026 from $8.7 million in the first quarter of 2025. The overall increase in research and development expenses was primarily attributable to increased intellectual property development and technology spend in addition to higher contractor and compensation-related costs, including share-based compensation expenses associated with RSU grants after our IPO. The Company hired 15 additional employees year over year in line with our Atomiq development plan.

Selling, General and Administrative Expenses

(in thousands, except percentages)

	Three months ended March 31,
	2026	2025	% Change
Selling, general and administrative	$9,748	$8,443	15.5%

Selling, general and administrative expenses increased $1.3 million, or 15.5%, to $9.7 million for the three months ended March 31, 2026, compared to $8.4 million in the first quarter of 2025. The increase was primarily attributable to higher variable compensation for the Company's internal incentive compensation programs, internal and third-party sales commissions, which increased with higher revenue earned during the quarter, and incremental costs associated with our ongoing obligations as a public company including audit, legal and compliance-related fees. Additionally, there were increased share-based compensation expenses associated with RSU grants after our IPO.

Other Income, Net

(in thousands, except percentages)

	Three months ended March 31,
	2026	2025	% Change
Other income, net	$1,521	$461	229.9%

Other income, net increased $1.1 million, or 229.9%, to $1.5 million for the three months ended March 31, 2026, compared to $0.5 million in the same period of 2025. The increase was primarily attributable to higher interest income earned on greater cash proceeds raised through our IPO and January 2026 follow-on offering. We expect other income to fluctuate in future periods based on prevailing interest rates and changes in our cash balances.

Provision for Income Taxes

We recorded minimal income tax expense in the first quarter of 2026 on a pre-tax loss of $10.2 million, yielding an effective tax rate of 0.03%. We recorded minimal income tax expense during the first three months of 2025 on a pre-tax loss of $8.3 million, yielding an effective tax rate of 0.05%. Our effective tax rate was lower than the U.S. statutory rate of 21%, primarily due to the change in valuation allowance.

Liquidity and Capital Resources

We have funded operations primarily through equity financings and cash from operations. We have historically incurred losses and negative cash flows from operations and anticipate continuing to incur losses as we heavily invest in product development. In January 2026, we completed a follow-on offering, which resulted in net proceeds of $75.3 million after deducting underwriting discounts and commissions of $5.0 million and offering expenses of $1.5 million. In addition to the net proceeds from our IPO and our January 2026 follow-on offering, we continue to improve our operating margins through revenue growth and strategic transition to more profitable opportunities. As of March 31, 2026, we had $204.5 million in cash and cash equivalents. Our principal use of cash is to fund our operations, invest in research and development to support our growth and other general corporate needs.

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

Cash Flows from Operating, Investing and Financing Activities

Changes in the net cash provided by (used in) our operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 are set forth in the following table:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(11,173)	$1,406
Net cash used in investing activities	(4,021)	(1,116)
Net cash provided by financing activities	79,444	148

Operating Activities

For the three months ended March 31, 2026, cash flow used for operations was $11.2 million. Operating cash flow used during the three months ended March 31, 2026 was related to the cash components of our net loss and $6.4 million of unfavorable changes in working capital driven primarily by building $6.5 million in inventory, offset by $0.1 million resulting from the timing of our sales to customers and payments to our vendors.

For the three months ended March 31, 2025, cash flow generated in operations was $1.4 million. Operating cash flow generated during the quarter was related to the cash components of our net loss and $8.3 million of favorable changes in working capital driven primarily by $0.3 million of lower inventory purchases offset by $8.6 million resulting from the timing of our sales to customers and payments to our vendors.

Investing Activities

For the three months ended March 31, 2026, we used $4.0 million in cash for investing activities, which related to $3.4 million of technology investments in intangible assets and $0.6 million in capital expenditures.

For the three months ended March 31, 2025, we used $1.1 million in cash for investing activities, which related primarily to $1.0 million of technology investments in intangible assets.

Financing Activities

For the three months ended March 31, 2026, we generated $79.4 million related to financing activities, driven by follow-on offering proceeds net of deferred offering costs, underwriting discounts, and commissions of $75.3 million, the exercise of warrants of $3.0 million and the exercise of stock options of $1.1 million.

For the three months ended March 31, 2025, we generated approximately $0.1 million in financing activities, driven primarily by proceeds from the exercise of stock options.

Non-GAAP Financial Measures

We use non-GAAP net loss and non-GAAP gross profit, both non-GAAP financial measures, to help us make strategic decisions, establish budgets and operational goals for managing our business, analyze our financial results, and evaluate our performance. We define non-GAAP net loss as our net loss adjusted to exclude expenses not directly attributable to the performance of our operations, such as income taxes, depreciation and amortization, stock-based compensation, gain on nonmonetary transaction, severance costs, IPO-related transaction costs, and warrant valuation. We define non-GAAP gross profit as our gross profit adjusted to exclude expenses not directly attributable to gross profit, such as depreciation and amortization, stock-based compensation and non-monetary transactions.

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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Net Loss:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net loss	$(10,171)	$(8,284)
Add:
Income taxes	3	4
Depreciation and amortization	1,740	1,961
Stock-based compensation	3,362	851
Gain on nonmonetary transaction	—	(1,600)
Severance costs	20	—
IPO and other transaction costs	—	1,793
Warrant valuation	—	58
Non-GAAP net loss	$(5,046)	$(5,217)

During the three months ended March 31, 2025, the Company received nonreciprocal transfer of assets from a vendor. The total fair value of nonmonetary transactions recorded during the first three months of 2025 was approximately $1.6 million, which was recognized as a gain in cost of sales.

Non-GAAP Gross Profit:

	Three months ended March 31,
	2026	2025
	(in thousands)
Gross profit	$10,891	$8,389
Add:
Depreciation and amortization	499	562
Stock-based compensation	187	61
Gain on nonmonetary transaction	—	(1,600)
Non-GAAP gross profit	$11,577	$7,412

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition are based upon the consolidated financial statements of this business, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, revenue reserves, inventory valuation, stock-based compensation, taxes on income, warranty obligations and contingencies and litigation. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences may be material to the financial statements. We believe that the accounting policies and estimates described below are the most meaningful to our operations or require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Our significant accounting policies are described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

For more information regarding recently issued accounting pronouncements, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Controls and Procedures

We are not currently required to comply with all the provisions of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). Our management is not required to certify as to the effectiveness of our internal control over financial reporting until our second annual report on Form 10-K following our IPO. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will our independent registered public accounting firm be required to provide an attestation report on the effectiveness of our internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. However, we do have internal controls in place in key areas of risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On July 31, 2025, we closed our initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-288497), as amended, which was declared effective by the SEC on July 29, 2025, and a registration statement on Form S-1 (File No. 333-289060), which was deemed effective on July 29, 2025. There has been no material change in the expected use of the net proceeds from the IPO as described in the Final Prospectus dated July 29, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on July 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-42766	3.1	July 31, 2025
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-288497	3.6	July 21, 2025
10.1^	Lease by and between Ambiq Micro Singapore Private LTD. and HSBC Institutional Trust Services (Singapore) Limited, dated December 22, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

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

AMBIQ MICRO, INC.

Date: May 12, 2026	By:	/s/ Fumihide Esaka
Fumihide Esaka
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler
Chief Financial Officer