Form 10-Q
period 2026-06-30
Ambiq Micro, Inc.
filed 2026-08-11
CIK 1500412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 24,184,536 shares of common stock, $0.000001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$366,774	$140,275
Accounts receivable, net	17,528	7,286
Inventories	29,365	16,937
Prepaid expenses and other current assets	2,958	3,421
Total current assets	$416,625	$167,919
Property, equipment and software, net of accumulated depreciation and amortization of $15,480 and $14,632, respectively	4,328	4,137
Right-of-use assets, net	3,244	638
Intangible assets, net of accumulated amortization of $13,469 and $10,752, respectively	10,224	11,593
Other assets	1,201	393
Total assets	$435,622	$184,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,615	$8,577
Accrued and other current liabilities	14,469	10,201
Short-term lease liabilities	1,034	400
Total current liabilities	$26,118	$19,178
Long-term lease liabilities	3,549	278
Other long-term liabilities	1,283	2,765
Total liabilities	$30,950	$22,221
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.000001 par value; 500,000,000 shares authorized; 24,146,260 shares and 18,316,928 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$—	$—
Additional paid-in capital	778,920	519,610
Accumulated deficit	(373,997)	(356,711)
Accumulated other comprehensive loss	(251)	(440)
Total stockholders’ equity	$404,672	$162,459
Total liabilities and stockholders’ equity	$435,622	$184,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$33,901	$17,873	$58,961	$33,605
Cost of sales	18,634	10,703	32,803	18,046
Gross profit	15,267	7,170	26,158	15,559
Operating expenses:
Research and development	14,139	8,898	26,971	17,585
Selling, general and administrative	9,855	7,069	19,603	15,512
Total operating expenses	23,994	15,967	46,574	33,097
Loss from operations	(8,727)	(8,797)	(20,416)	(17,538)
Other income, net	1,613	315	3,134	776
Loss before income taxes	(7,114)	(8,482)	(17,282)	(16,762)
Provision for income taxes	1	14	4	18
Net loss	$(7,115)	$(8,496)	$(17,286)	$(16,780)
Net loss per share, basic and diluted	$(0.32)	$(18.89)	$(0.82)	$(37.59)
Weighted-average shares used in computing net loss per share, basic and diluted	21,742,929	449,785	21,073,361	446,390
Comprehensive loss:
Currency translation adjustment	124	110	189	80
Comprehensive loss	$(6,991)	$(8,386)	$(17,097)	$(16,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three and six months ended June 30, 2026 and 2025

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance March 31, 2025	341,496,158	$378,150	448,541	$—	$29,367	$(328,534)	$(550)	$(299,717)
Exercise of stock options	—	—	2,141	—	27	—	—	27
Stock-based compensation	—	—	—	—	765	—	—	765
Currency translation adjustment	—	—	—	—	—	—	110	110
Net loss	—	—	—	—	—	(8,496)	—	(8,496)
Balance June 30, 2025	341,496,158	$378,150	450,682	$—	$30,159	$(337,030)	$(440)	$(307,311)

Balance March 31, 2026	—	$—	21,359,204	$—	$602,416	$(366,882)	$(375)	$235,159
Issuance of common stock in connection with follow-on offering, net of deferred offering costs, underwriting discounts and commissions	—	—	2,300,000	—	167,938	—	—	167,938
Exercise of stock options	—	—	474,972	—	5,009	—	—	5,009
RSUs vested	—	—	12,084	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,557	—	—	3,557
Currency translation adjustment	—	—	—	—	—	—	124	124
Net loss	—	—	—	—	—	(7,115)	—	(7,115)
Balance June 30, 2026	—	$—	24,146,260	$—	$778,920	$(373,997)	$(251)	$404,672

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance January 1, 2025	341,496,158	$378,150	434,720	$—	$28,368	$(320,250)	$(520)	$(292,402)
Exercise of stock options	—	—	15,962	—	175	—	—	175
Stock-based compensation	—	—	—	—	1,616	—	—	1,616
Currency translation adjustment	—	—	—	—	—	—	80	80
Net loss	—	—	—	—	—	(16,780)	—	(16,780)
Balance June 30, 2025	341,496,158	$378,150	450,682	$—	$30,159	$(337,030)	$(440)	$(307,311)

Balance January 1, 2026	—	$—	18,316,928	$—	$519,610	$(356,711)	$(440)	$162,459
Issuance of common stock in connection with follow-on offerings, net of deferred offering costs, underwriting discounts and commissions	—	—	4,936,651	—	243,282	—	—	243,282
Exercise of warrants	—	—	238,931	—	3,010	—	—	3,010
Exercise of stock options	—	—	565,239	—	6,099	—	—	6,099
RSUs vested	—	—	88,511	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,919	—	—	6,919
Currency translation adjustment	—	—	—	—	—	—	189	189
Net loss	—	—	—	—	—	(17,286)	—	(17,286)
Balance June 30, 2026	—	$—	24,146,260	$—	$778,920	$(373,997)	$(251)	$404,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(17,286)	$(16,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,525	3,814
Stock-based compensation	6,919	1,616
Gain on receipt of nonmonetary tangible assets	—	(1,600)
Change in right-of-use assets	386	510
Change in warrant valuations and cancellations	—	60
Other	—	(110)
Changes in operating assets and liabilities
Accounts receivable	(10,242)	2,705
Inventories	(12,428)	(751)
Prepaid expenses and other assets	931	(1,257)
Other long-term assets	49	(1)
Accounts payable	4,002	874
Accrued and other current liabilities	3,872	446
Other long-term liabilities	(406)	(75)
Net cash used in operating activities	(20,678)	(10,549)
Cash flows from investing activities
Purchase of intangible assets	(5,120)	(2,687)
Purchases of property, equipment and software	(781)	(454)
Net cash used in investing activities	(5,901)	(3,141)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with follow-on offerings, net of underwriting discounts and commissions	245,468	—
Payment of deferred offering costs	(1,542)	—
Proceeds from exercise of stock options	6,099	175
Proceeds from exercise of warrants	3,010	—
Net cash provided by financing activities	253,035	175
Effect of exchange rate changes on cash and cash equivalents	43	39
Net increase (decrease) in cash and cash equivalents	226,499	(13,476)
Cash and cash equivalents at beginning of period	140,275	60,981
Cash and cash equivalents at end of period	$366,774	$47,505
Supplemental disclosure of non-cash investing and financing activities
Intangible assets in accounts payable, accrued and other long-term liabilities	5,991	8,328
Gain on receipt of nonmonetary tangible assets	—	1,600
Right-of-use assets obtained in exchange for new operating lease liabilities	3,018	383

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Ambiq Micro, Inc. (the "Company") is a fabless semiconductor company that has developed semiconductor solutions based on a patented Sub-threshold Power Optimized Technology (SPOT®) platform that significantly reduces the amount of power consumed by integrated circuits. The following subsidiaries were formed by the Company and are wholly owned:

Ambiq Micro Singapore Private Ltd.

Shenzhen DeKean Electronics Co.

Ambiq Micro Asia Ltd.

Ambiq Micro Asia Ltd. Taiwan

Ambiq (Shenzhen) Electronics Co., Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of its financial position, results of operations, cash flows and stockholders' equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. Accordingly, these statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full fiscal year or future operating periods.

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

Follow-On Offerings

On January 26, 2026, the Company completed a follow-on offering of 2,679,600 shares of common stock, at a public offering price of $31.00 per share, of which 2,636,651 shares were issued and sold by the Company and 42,949 shares were sold by certain selling stockholders. The Company received net proceeds of $75.3 million after deducting underwriting discounts and commissions of approximately $5.0 million and offering expenses of approximately $1.5 million. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On June 25, 2026, the Company completed a follow-on offering of 2,300,000 shares of common stock, at a public offering price of $78.00 per share. The Company received net proceeds of $167.9 million after deducting underwriting discounts and commissions of $10.8 million and offering expenses of approximately $0.7 million.

Deferred Offering Costs

Prior to the follow-on offerings, deferred offering costs, consisting primarily of accounting, legal and other fees related to the follow-on offerings, were capitalized within Prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon consummation of the follow-on offerings, $2.2 million of such costs were recorded as a reduction of the proceeds generated from the offering, which was recognized in additional paid-in capital.

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

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Demand

The Company had three customers representing 31.9%, 28.6% and 10.9%, respectively, of total accounts receivable as of June 30, 2026. The Company had three customers representing 40.8%, 39.8% and 14.9%, respectively, of total accounts receivable as of June 30, 2025, two of which were the same customers as of June 30, 2026.

There were three end customers representing 28.9%, 24.4% and 24.2%, respectively, of total net sales for the three months ended June 30, 2026. These same three end customers represented 32.7%, 11.5% and 38.1%, respectively, of total net sales for the three months ended June 30, 2025.

There were three end customers representing 26.3%, 24.4% and 24.3%, respectively, of total net sales for the six months ended June 30, 2026. These same three end customers represented 16.8%, 29.4% and 38.2%, respectively, of total net sales for the six months ended June 30, 2025.

The loss of one or more of these customers could have a material adverse impact on the Company’s results of operations and financial position.

End Customer Concentration

Although the Company recognizes revenue and directly invoices distributors for sales of its products, the timing and uncertainty of its revenue and cash flows are most impacted by the ultimate end customer. The following is a summary of net sales for the three and six months ended June 30, 2026 and 2025, based on the country of the corporate headquarters of the ultimate end customer:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$26,391	$14,893	$46,584	$28,645
China	4,630	2,048	8,070	3,016
Rest of the World*	2,880	932	4,307	1,944
Total	$33,901	$17,873	$58,961	$33,605
*Other countries individually less than 10%

Supply

The Company's products depend on a sole supplier of wafers and a limited number of third-party manufacturers. The continued and timely supply of input materials and the availability of manufacturing capacity and packaging and testing services impact the Company's ability to meet customer demand. Supply chain disruptions, shortages of raw materials, and manufacturing limitations could limit the Company's ability to meet customer demand and result in delayed, reduced or canceled orders. The Company has established relationships with leading suppliers and partners, and believes these relationships increase the resiliency of the Company's supply chain for its customers. From time to time, subject to inventory disruptions, the Company's customers may buy and hold excess inventories. Consequently, the Company may be subject to resulting fluctuations in the demand for its products.

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

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

2. Net Loss Per Share

The table below sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(7,115)	$(8,496)	$(17,286)	$(16,780)
Denominator:
Weighted average shares outstanding	21,742,929	449,785	21,073,361	446,390
Basic and diluted net loss per share	$(0.32)	$(18.89)	$(0.82)	$(37.59)

Since the Company incurred a net loss for the three and six months ended June 30, 2026 and 2025, the diluted net loss per share calculation excludes potentially dilutive securities. The following table summarizes the number of shares of common stock issuable under various securities that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three and six months ended
	2026	2025
Redeemable convertible preferred stock	—	12,729,240
Common warrants	—	672,632
Preferred warrants	—	4,883
Restricted stock units	2,007,120	185,243
Stock options and employee stock purchase plan	2,375,364	2,360,530
Total shares	4,382,484	15,952,528

3. Inventories

The following table represents the components of inventories as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$1,205	$409
Work in progress	20,827	11,732
Finished goods	7,333	4,796
Total inventories	$29,365	$16,937

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

4. Property, Equipment and Software

Property, equipment and software consisted of the following as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Probe cards and photomasks	$12,766	$12,512
Equipment	5,403	4,713
Software	373	352
Leasehold improvements	973	903
Furniture and fixtures	293	289
Total	19,808	18,769
Less: Accumulated depreciation and amortization	(15,480)	(14,632)
Property, equipment and software, net	$4,328	$4,137

Depreciation and amortization expense is allocated to cost of sales, selling, general and administrative and research and development costs in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Depreciation and amortization expense relating to the Company's property, equipment and software was approximately $0.4 million for both the three months ended June 30, 2026 and 2025 and approximately $0.8 million for both the six months ended June 30, 2026 and 2025.

During the six months ended June 30, 2025, the Company received mask sets in exchange for no consideration from a vendor in lieu of reimbursement. The mask sets were capitalized and a $1.6 million gain was recorded within cost of sales in accordance with ASC 845: Nonmonetary Transactions.

5. Commitments and Contingencies

Contract Manufacturer Commitments

The Company relies on a third-party foundry and contract manufacturer for the manufacturing of its products. Generally, its foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Purchase orders are placed in advance with consideration of estimates of future demand. These purchase orders can be canceled and rescheduled upon agreement of the Company and the contract manufacturer. As of June 30, 2026 and 2025, the Company had total manufacturing purchase commitments of $32.2 million and $7.7 million, respectively.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2026, management was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations or cash flows of the Company.

6. Warrants, Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

At June 30, 2026, the Company has reserved an aggregate of 4,382,484 shares of common stock for the conversion, exercise or issuance, as applicable, of the following outstanding securities:

Common Stock Shares
Restricted stock units	2,007,120
Stock options and employee stock purchase plan	2,375,364
Total shares	4,382,484

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock

The Company's amended and restated certificate of incorporation provides its board of directors with the authority to issue up to 10,000,000 shares of undesignated preferred stock with a par value of $0.000001 per share and to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon these shares without further vote or action by the Company's stockholders. The Company does not have outstanding preferred stock issued as of June 30, 2026.

Warrants

During the six months ended June 30, 2026, a related party exercised 238,931 common warrants for proceeds of $3.0 million.

Redeemable Convertible Preferred Stock

During the six months ended June 30, 2025, there were no issuances, conversions, or other changes to the Company's redeemable convertible preferred stock across all series (Series Seed through Series G), with total shares and carrying values remaining unchanged from January 1, 2025 to June 30, 2025. As of June 30, 2026, all series of redeemable convertible preferred stock had been converted or redeemed, resulting in no shares outstanding and no carrying value.

7. Stock Compensation Plans and Stock-Based Compensation

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

The following table summarizes the effects of stock-based compensation on cost of sales, research and development and selling, general and administrative expenses granted under the Plans for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of sales	$218	$40	$405	$100
Research and development	1,731	330	3,249	719
Selling, general and administrative	1,608	395	3,265	797
Total	$3,557	$765	$6,919	$1,616

The total unrecognized stock-based compensation expense related to unvested restricted stock units ("RSUs") and subject to recognition in future periods was approximately $51.0 million at June 30, 2026. The Company anticipates this expense to be recognized over a weighted-average period of approximately 3.5 years.

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $1.5 million at June 30, 2026. The Company anticipates this expense to be recognized over a weighted-average period of approximately 1.9 years.

During the three months ended June 30, 2026 and 2025, the Company received $5.0 million and less than $0.1 million from the exercise of stock options granted under the Plans, respectively. During the six months ended June 30, 2026 and 2025, the Company received $6.1 million and $0.2 million from the exercise of stock options granted under the Plans, respectively.

8. Income Taxes

Effective Tax Rate

The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Loss before income taxes	$(7,114)	$(8,482)	$(17,282)	$(16,762)
Income tax expense	(1)	(14)	(4)	(18)
Effective tax rate	0.0%	0.2%	0.0%	0.1%

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The income tax amount for each of the three and six months ended June 30, 2026 and 2025 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The effective tax rate was less than 1% for each of the three and six months ended June 30, 2026 and 2025. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at June 30, 2026 and December 31, 2025.

9. Related Party Transactions

The Company defines related parties as any party that controls or can significantly influence the management or operating policies of the Company to the extent that the Company may be prevented from fully pursuing its own interests, such as directors, executive officers and stockholders, including beneficial owners of greater than 10% of the Company’s capital stock, and their affiliates or immediate family members.

During the six months ended June 30, 2026, a related party exercised common warrants for cash proceeds of $3.0 million. The proceeds were recorded within additional paid-in capital.

For the three months ended June 30, 2026 and 2025 and the six months ended June 30, 2025, the Company did not have any related party transactions.

10. Segment and Geographic Information

The Company’s chief operating decision maker ("CODM") is the Company’s chief executive officer ("CEO"). The CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM uses revenue, gross margin, operating expenses and net loss by its single operating and reportable segment to make strategic business decisions.

The following table sets forth the Company’s disaggregation of operating expenses that were reviewed by the CODM for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$14,139	$8,898	$26,971	$17,585
Sales and marketing	3,187	2,399	6,483	4,948
General and administrative	6,668	4,670	13,120	10,564
Total operating expenses	$23,994	$15,967	$46,574	$33,097

The following is a summary of net sales for the three and six months ended June 30, 2026 and 2025, based on the country to which the Company's products were shipped, which may be different from the geographic locations of the ultimate end customers:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Taiwan	$8,236	$6,813	$14,335	$12,845
China	19,388	8,667	31,034	14,257
Singapore	55	2,056	55	5,655
United States	5,483	120	10,612	145
Rest of the World*	739	217	2,925	703
Total net sales	$33,901	$17,873	$58,961	$33,605
*Other countries individually less than 10%

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The following illustrates property, equipment and software, net, and right-of-use assets, net by geographic location based on physical location:

	June 30, 2026	December 31, 2025
	(in thousands)
Taiwan	$3,141	$3,515
China	455	633
United States	2,884	593
Singapore	1,092	34
Total property, equipment and software, net and right-of-use assets, net	$7,572	$4,775

11. Subsequent Events

The Company's common stock is listed on The New York Stock Exchange (“NYSE”) under the symbol “AMBQ”. On July 30, 2026, the Company completed a secondary listing of its common stock on the Main Board of Singapore Exchange Securities Trading Limited (the “SGX-ST”) under the symbol “AMQ”. The shares listed on the SGX-ST are fully fungible with the shares listed on the NYSE.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing and success of new features, integrations, capabilities, and enhancements by us, or by our competitors to their products, including the successful integration of AI;
•
our end customer relationships and our ability to retain and expand our end customer relationships and to achieve design wins;
•
the success, cost and timing of new products;
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
•
our plans to expand sales and marketing efforts through increased collaboration with our distributors, resellers and contracted sales representatives;
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
•
our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for our technology; and
•
the potential impact of macroeconomic conditions and geopolitical conflicts, recession fears, fluctuations in global interest rates, foreign exchange volatility and inflationary pressures, on our business and the businesses of our suppliers and end customers.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report"), filed with the Securities and Exchange Commission ("SEC") on March 5, 2026. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our Annual Report and other filings we make with the SEC from time to time. You should carefully read the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a pioneer and leading provider of ultra-low power semiconductor solutions designed to address the significant power consumption challenges of general purpose and Artificial Intelligence (AI) compute – especially at the edge.

Our customers rely on Ambiq to deliver AI compute closer to end users (edge environments) where power consumption challenges are the most severe. We seek to drive growth in AI adoption at the edge in the personal devices, medical/healthcare, industrial edge and smart home and building markets and continue to set new standards in edge AI performance and power efficiency. Over time, we expect to integrate our ultra-low power technology into additional chip products that benefit from greater power efficiency, including high-performance compute applications such as AI data centers and automotive.

To date, a majority of AI compute has been deployed in data centers due to its large physical scale and the need for wall plug energy, as AI compute requires enormous and steady energy resources. At the edge, however, power limitations have been especially acute due to small device size and limited battery life. We believe this greatly constrains the potential of AI to improve our daily on-the-go lives. Enabling AI at the edge, where the action takes place, with vastly improved power efficiency, will allow faster real-time decision-making due to data proximity, greater data privacy, higher energy efficiency from reduced network usage and less dependence on constant costly connections to the cloud. We believe new AI use cases will only be possible if edge devices are much more power efficient.

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

We provide a full stack solution encompassing tightly integrated hardware and software. Our solutions include a diverse family of systems-on-chip (SoCs) and the software required to enable on-chip AI processing, general compute, sensing, security, storage, wireless connectivity and advanced graphics. Our SoC solutions deliver compute at a very small fraction of the power consumed by our competitors' products.

Our ultra-low power SoCs serve a wide range of markets requiring on-device and real-time AI, including smartwatches and fitness trackers, augmented and virtual reality (AR/VR) glasses, smart rings, digital health monitors, security systems and access control, livestock tracking, crop monitoring and factory automation.

Body-worn AI devices drive a significant portion of our revenue today and often require weeks of battery life while running advanced AI-driven features. These devices increasingly offer on-chip AI-powered features such as speech recognition, domain-specific language models, image and video processing and sensing, further straining power consumption, which our solutions are positioned to address. However, as we continue to expand into new end markets, we expect there to be a meaningful growth opportunity for non-personal devices in 2026.

As global demand for our SoC solutions accelerates, our sales and marketing efforts are increasingly focused on our end customers in target geographies such as the United States, Europe and Asia (ex-Mainland China).

For the six months ended June 30, 2026 and 2025, we generated net sales of $59.0 million and $33.6 million, respectively, and net loss of $17.3 million and $16.8 million, respectively. As of June 30, 2026, we had an accumulated deficit of $374.0 million.

Follow-On Offerings

On January 26, 2026, we completed a follow-on offering of 2,679,600 shares of common stock, at a public offering price of $31.00 per share, of which 2,636,651 shares were issued and sold by our Company and 42,949 shares were sold by certain selling stockholders. We received net proceeds of $75.3 million after deducting underwriting discounts and commissions of approximately $5.0 million and offering expenses of approximately $1.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

On June 25, 2026, we completed a follow-on offering of 2,300,000 shares of common stock, at a public offering price of $78.00 per share. We received net proceeds of $167.9 million after deducting underwriting discounts and commissions of $10.8 million and offering expenses of approximately $0.7 million.

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

End Customer Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers. Our top three end customers collectively represented approximately 78% and 75% of our total net sales for the three and six months ended June 30, 2026, respectively. We expect to continue to expand our customer base with new product development to reduce customer concentration. We have demonstrated strong end customer growth with technology leaders validating our technology platform and our robust product offerings. We work with our end customers at the front end of their design cycles, helping them develop next-generation products. The collaborative nature of these relationships provides us with enhanced visibility into our end customers’ future requirements, allowing us to expand our business and increase our content in future products.

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

Our product gross margins may fluctuate from period to period due to changes in our average selling price per unit due to new product launches and existing product mix with our end customer base. Our gross margins are also impacted by any changes to our manufacturing yield and wafer assembly and testing costs. We routinely experience increased prices for silicon wafers, packaging, printed circuit boards and testing costs, which are used in our manufacturing process. As a result, our gross margins are impacted by our ability to offset any increases in our cost structure through increased prices, productivity improvements or other means.

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

Geographical Concentration

As we focus on creating meaningful benefits to our end customers for their edge AI capabilities, we are shifting our geographic concentration. Historically, our sales were significantly concentrated with end customers in Mainland China. Given geopolitical concerns, subsidized competitors creating a price sensitive environment in Mainland China and our desire to service new markets in medical/healthcare, industrial edge and smart home and buildings, we continue to prioritize our management and sales efforts toward other meaningful geographies. During both the three and six months ended June 30, 2026, our net sales to end customers in Mainland China were 13.7%, as compared to 11.5% and 9.0% during the three and six months ended June 30, 2025, respectively. While this represents an increase, certain sales will continue to be evaluated if they represent higher-margin opportunities.

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

The global macroeconomic environment could also be negatively affected by, among other things, increased U.S. disputes with countries that are existing trade partners, supply chain weaknesses and instability in the geopolitical environment in Asia, Europe and the Middle East. Deterioration in economic factors arising from trade disputes between the United States and China, in particular, could have an adverse impact on our financial results given its customer concentrations in both countries. Such challenges have caused, and may continue to cause, recession fears and fluctuations in interest rates and foreign exchange volatility.

Components of our Operating Results

Net Sales

We are a products-focused business. Our net sales are recognized when control of our products is transferred to our customers for consideration that we expect to receive for our products, net of returns and allowances. Our net sales are driven by the average selling price of our products, product volumes and mix of products sold. Our end customers represent the actual user of our product, whether sold directly to or through a distributor.

Cost of Sales

Our cost of sales includes the cost of purchasing finished wafers manufactured by independent foundries and costs associated with the assembly, testing, shipping and handling of products along with allocated costs for salary, stock-based compensation and related benefits for personnel involved in the manufacturing of our products. Cost of sales also includes depreciation for equipment and photomasks supporting the manufacturing process, write downs of inventory, sell-through of products previously reserved for, IP royalties, amortization of IP licensing fees, logistics, quality assurance, warranty and other costs incurred by us.

Operating Expenses

Our operating expenses are categorized as research and development costs or selling, general and administrative expenses and classified based on the descriptions below:

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of compensation-related expenses, including salaries, benefits, and stock-based compensation expense for employees that support our sales, finance, human resources, marketing, and other corporate functional support. Selling, general and administrative also includes insurance costs, rent and lease expenses, travel and entertainment, and general corporate expenses, such as accounting, audit, legal, regulatory, and tax compliance. We expect selling, general and administrative expenses to increase in absolute dollars as we incur increased accounting, legal and professional fees and other costs associated with being a public company.

Other Income, net

Other income, net reflects interest income generated from our cash and cash equivalents on hand being invested in interest-bearing accounts. Our other expenses are principally the mark-to-market valuation of our warrant liabilities and the impact of foreign exchange gains and losses on our results.

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

Comparison of Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$33,901	$17,873	$58,961	$33,605
Cost of sales	18,634	10,703	32,803	18,046
Gross profit	15,267	7,170	26,158	15,559
Operating expenses:
Research and development	14,139	8,898	26,971	17,585
Selling, general and administrative	9,855	7,069	19,603	15,512
Loss from operations	(8,727)	(8,797)	(20,416)	(17,538)
Other income, net	1,613	315	3,134	776
Loss before income taxes	(7,114)	(8,482)	(17,282)	(16,762)
Provision for income taxes	1	14	4	18
Net loss	$(7,115)	$(8,496)	$(17,286)	$(16,780)

The following table summarizes the results of our operations for the three and six months ended June 30, 2026 and 2025 as a percentage of net sales. All percentage amounts were calculated using the underlying data:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.0%	59.9%	55.6%	53.7%
Gross profit	45.0%	40.1%	44.4%	46.3%
Operating expenses:
Research and development	41.7%	49.8%	45.7%	52.3%
Selling, general and administrative	29.1%	39.6%	33.2%	46.2%
Loss from operations	(25.7)%	(49.2)%	(34.6)%	(52.2)%
Other income, net	4.8%	1.8%	5.3%	2.3%
Loss before income taxes	(21.0)%	(47.5)%	(29.3)%	(49.9)%
Provision for income taxes	0.0%	0.1%	0.0%	0.1%
Net loss	(21.0)%	(47.5)%	(29.3)%	(49.9)%

Net Sales

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Net sales	$33,901	$17,873	89.7%	$58,961	$33,605	75.5%

Net sales increased $16.0 million, or 89.7%, to $33.9 million for the three months ended June 30, 2026 and increased $25.4 million, or 75.5%, to $59.0 million for the six months ended June 30, 2026 compared to the corresponding prior year periods. The growth was broad-based across our major customers primarily attributable to new product launch ramps coupled with utilization of our newer product offerings. Furthermore, we introduced a new major customer product launch which led to significant sales in both the three and six months ended June 30, 2026.

Gross Profit and Gross Margin

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Gross profit	$15,267	$7,170	112.9%	$26,158	$15,559	68.1%
Gross margin	45.0%	40.1%		44.4%	46.3%

Gross profit increased $8.1 million, or 112.9%, to $15.3 million for the three months ended June 30, 2026 and increased $10.6 million, or 68.1%, to $26.2 million for the six months ended June 30, 2026 compared to the corresponding prior year periods. The increases were primarily due to an increase in the average selling price for our products coupled with an increase in demand for our products due to new product launch ramps.

Gross margin increased 490 basis points to 45.0% for the three months ended June 30, 2026 compared to the corresponding prior year period, primarily due to an increase in average selling price for our products. Gross margin decreased 190 basis points to 44.4% for the six months ended June 30, 2026 compared to the corresponding prior year period, primarily due to a non-monetary gain of $1.6 million in the first quarter of 2025, which did not repeat in 2026, partially offset by an increase in the average selling price for our products.

Average selling price increased for the three and six months ended June 30, 2026 primarily due to our customers transitioning to our new products.

Research and Development Expenses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Research and development	$14,139	$8,898	58.9%	$26,971	$17,585	53.4%

Research and development expenses increased $5.2 million, or 58.9%, to $14.1 million for the three months ended June 30, 2026 and increased $9.4 million, or 53.4%, to $27.0 million during the six months ended June 30, 2026 compared to the corresponding prior year periods. The overall increases in research and development expenses were primarily attributable to increased intellectual property development and technology spend in addition to higher contractor and compensation-related costs, including both variable compensation for our internal incentive compensation program and share-based compensation expenses associated with RSU grants after our IPO. For the three and six months ended June 30, 2026 we hired an additional 15 and 23 employees, respectively, in line with our development plans.

Selling, General and Administrative Expenses

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Selling, general and administrative	$9,855	$7,069	39.4%	$19,603	$15,512	26.4%

Selling, general and administrative expenses during the three months ended June 30, 2026 increased $2.8 million, or 39.4%, to $9.9 million compared to the corresponding prior year period. The increase was primarily due to higher share-based compensation expenses associated with RSU grants after our IPO, as well as higher variable compensation for our internal incentive compensation program, internal and third-party sales commissions, which increased with higher revenue earned during the quarter, and incremental costs associated with our ongoing obligations as a public company, including audit, legal and compliance-related fees.

During the six months ended June 30, 2026, selling, general and administrative expenses increased $4.1 million, or 26.4%, to $19.6 million compared to the corresponding prior year period, primarily attributable to the above items, partially offset by the absence of non-capitalizable IPO expenses incurred during the first quarter of 2025.

Other Income, Net

	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Other income, net	$1,613	$315	412.1%	$3,134	$776	303.9%

During the three months ended June 30, 2026 other income, net increased $1.3 million, or 412.1%, to $1.6 million and increased $2.4 million, or 303.9%, to $3.1 million for the six months ended June 30, 2026 compared to the corresponding prior year periods. The increases were primarily attributable to higher interest income earned on greater cash proceeds raised through our IPO and subsequent follow-on offerings in January and June 2026.

Provision for Income Taxes

We recorded minimal income tax expense for the three and six months ended June 30, 2026 on a pre-tax loss of $7.1 million and $17.3 million, respectively, yielding an effective tax rate of 0.01% and 0.02%, respectively. Our effective tax rate was lower than the U.S. statutory rate of 21%, principally due to the change in valuation allowance. We recorded minimal income tax expense for the three and six months ended June 30, 2025 on a pre-tax loss of $8.5 million and $16.8 million, respectively, yielding an effective tax rate of 0.17% and 0.11%, respectively.

Liquidity and Capital Resources

We have funded operations primarily through equity financings and cash from operations. We have historically incurred losses and negative cash flows from operations and anticipate continuing to incur losses as we heavily invest in product development. During the six months ended June 30, 2026, we reported a net loss of $17.3 million and had an operating cash flow deficit of $20.7 million. As of June 30, 2026, we had cash and cash equivalents totaling $366.8 million and accumulated deficit of $374.0 million.

In January 2026, we completed a follow-on offering, which resulted in net proceeds of $75.3 million after deducting underwriting discounts and commissions of approximately $5.0 million and offering expenses of approximately $1.5 million.

In June 2026, we completed a follow-on offering, which resulted in net proceeds of $167.9 million after deducting underwriting discounts and commissions of $10.8 million and offering expenses of approximately $0.7 million.

In addition to the net proceeds from our IPO and our subsequent follow-on offerings, we continue to improve our operating margins through revenue growth and strategic transition to more profitable opportunities. Our principal use of cash is to fund our operations, invest in research and development to support our growth and other general corporate needs.

We believe that our cash on hand and anticipated cash from operations will be sufficient to finance our operations for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of our selling, general and administrative and research and development expenditures, and the continuing market acceptance of our products. Additionally, we anticipate continued additional costs associated with being a public company. If our current financial resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. In the event that we need to borrow funds or issue additional equity, we cannot guarantee that any such additional financing will be available on terms acceptable to us, if at all. If we are unable to raise additional capital when we need it, our business, results of operations and financial condition would be adversely affected.

Cash Flows from Operating, Investing and Financing Activities

Changes in the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2026 and 2025 are set forth in the following table:

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(20,678)	$(10,549)
Net cash used in investing activities	$(5,901)	$(3,141)
Net cash provided by financing activities	$253,035	$175

Operating Activities

For the six months ended June 30, 2026, cash flows used in operations was $20.7 million, primarily driven by the cash components of our net loss and $13.9 million of unfavorable changes in working capital driven primarily by building $12.4 million in inventory, partially offset by $1.4 million due to the timing of our sales to customers and payments to our vendors.

For the six months ended June 30, 2025, cash flows used in operations was $10.5 million. Operating cash flow generated during the six months ended June 30, 2025 was related to the cash components of our net loss and approximately $2.0 million of favorable changes in working capital driven primarily by $0.8 million of lower inventory purchases offset by approximately $2.8 million due to the timing of our sales to customers and payments to our vendors.

Investing Activities

For the six months ended June 30, 2026, we used $5.9 million in cash for investing activities, which related to $5.1 million of technology investments in intangible assets and $0.8 million in capital expenditures.

For the six months ended June 30, 2025, we used $3.1 million in cash for investing activities, which related primarily to $2.7 million of technology investments in intangible assets and $0.5 million in capital expenditures.

Financing Activities

For the six months ended June 30, 2026, we generated $253.0 million related to financing activities, driven by proceeds from our follow-on offerings of $243.9 million, net of deferred offering costs, underwriting discounts and commissions, proceeds from the exercise of stock options of $6.1 million and proceeds from the exercise of warrants of $3.0 million.

For the six months ended June 30, 2025, we generated approximately $0.2 million in financing activities, driven primarily by proceeds from the exercise of stock options.

Non-GAAP Financial Measures

We use non-GAAP net loss and non-GAAP gross profit, both non-GAAP financial measures, to help us make strategic decisions, establish budgets and operational goals for managing our business, analyze our financial results and evaluate our performance. We define non-GAAP net loss as our net loss adjusted to exclude expenses not directly attributable to the performance of our operations, such as income taxes, depreciation and amortization, stock-based compensation, gain on nonmonetary transaction, severance costs, IPO-related transaction costs, and warrant valuation. We define non-GAAP gross profit as our gross profit adjusted to exclude expenses not directly attributable to gross profit, such as depreciation and amortization, stock-based compensation and non-monetary transactions.

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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Net Loss:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(7,115)	$(8,496)	$(17,286)	$(16,780)
Add:
Income taxes	1	14	4	18
Depreciation and amortization	1,785	1,853	3,525	3,814
Stock-based compensation	3,557	765	6,919	1,616
Gain on nonmonetary transaction	—	—	—	(1,600)
Severance costs	—	—	20	—
IPO and other transaction costs	—	—	—	1,793
Warrant valuation	—	2	—	60
Non-GAAP net loss	$(1,772)	$(5,862)	$(6,818)	$(11,079)

During the six months ended June 30, 2025, the Company received nonreciprocal transfer of assets from a vendor. The total fair value of nonmonetary transactions recorded during the first six months of 2025 was approximately $1.6 million, which was recognized as a gain in cost of sales.

Non-GAAP Gross Profit:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$15,267	$7,170	$26,158	$15,559
Add:
Depreciation and amortization	504	430	1,003	992
Stock-based compensation	218	40	405	100
Gain on nonmonetary transaction	—	—	—	(1,600)
Non-GAAP gross profit	$15,989	$7,640	$27,566	$15,051

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition are based upon the consolidated financial statements of this business, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, revenue reserves, inventory valuation, stock-based compensation, taxes on income, warranty obligations and contingencies and litigation. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and such differences may be material to the financial statements. We believe that the accounting policies and estimates described below are the most meaningful to our operations or require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. Our significant accounting policies are described in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Recently Issued and Adopted Accounting Pronouncements

For more information regarding recently issued accounting pronouncements, see Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Controls and Procedures

We are not currently required to comply with all the provisions of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). Our management is not required to certify as to the effectiveness of our internal control over financial reporting until our second annual report on Form 10-K following our IPO. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will our independent registered public accounting firm be required to provide an attestation report on the effectiveness of our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. However, we do have internal controls in place in key areas of risk.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

Transfer between our common stock traded on the SGX-ST and our common stock traded on NYSE may adversely affect the liquidity and/or trading price of the other.

Our common stock is currently traded on the New York Stock Exchange ("NYSE") and on the Singapore Exchange Securities Trading Limited (the "SGX-ST"). Subject to compliance with U.S. securities laws and procedures of The Central Depository (Pte) Limited ("CDP"), holders of our common stock may use CDP’s procedures for cross-border securities transfers via The Depository Trust Company ("DTC") to transfer common stock traded on the SGX-ST to NYSE. Any holder of common stock traded on NYSE may also transfer such interests for trading on the SGX-ST. In the event that a substantial number of shares of common stock are exchanged, the liquidity and trading price of our common stock on the SGX-ST and common stock on NYSE may be adversely affected.

The time required for transfers of our common stock between the SGX-ST and NYSE may be longer than expected, and investors may not be able to settle or effect any sale of their securities during such transfer periods, furthermore, such transfers may involve significant costs.

There is no direct trading or settlement between NYSE and the SGX-ST. CDP both acts as central depositary for the SGX-ST and is a DTC participant and facilitates settlement between the two markets via its procedures for cross border securities transfers via DTC. In addition, the time differences between Singapore and New York, unforeseen market circumstances, temporary closure of the facilities offered by CDP for cross border securities transfers via DTC, the procedures of a stockholder’s brokers in Singapore and/or the United States or other factors may delay the transfer of common stock from trading on the SGX-ST to NYSE (and vice versa). Investors will be prevented from settling or effecting the sale of their securities during such periods of delay. In addition, there is no assurance that any transfer of common stock from trading on the SGX-ST to NYSE (and vice versa) will be completed in accordance with the timelines that stockholders may anticipate. Furthermore, CDP and other DTC participants are entitled to charge holders fees for cross-border securities transfers via DTC. Brokers in Singapore and/or the United States may charge additional fees. As a result, stockholders who transfer common stock from trading on the SGX-ST to NYSE (and vice versa) may not achieve the level of economic return the stockholders may anticipate.

The different characteristics of the capital markets in Singapore and the U.S. may negatively affect the trading prices of our common stock.

Upon the listing of our common stock on the SGX-ST, we will be subject to Singapore and NYSE listing and regulatory requirements concurrently. The SGX-ST and NYSE have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our common stock may not be the same, even allowing for currency differences. Fluctuations in the price of our common stock traded on NYSE due to circumstances peculiar to the U.S. capital markets could materially and adversely affect the price of our common stock traded on the SGX-ST, or vice versa. Certain events having significant negative impact specifically on the U.S. capital markets may result in a decline in the trading price of our common stock notwithstanding that such event may not impact the trading prices of securities listed in Singapore generally or to the same extent, or vice versa. Because of the different characteristics of the U.S. and Singapore capital markets, the historical market prices of our common stock may not be indicative of the trading performance of our common stock after the listing.

Stockholders who maintain, either directly or through depository agents, securities accounts with CDP in order to trade our common stock on the SGX-ST (“CDP Depositors”) may be diluted as they may not be able to participate in any additional equity fundraising or rights issue.

We may in the future require additional equity funding and stockholders may face dilution of their shareholdings should we issue new common stock to obtain such equity funding. Furthermore, if we were to conduct a follow-on offering or rights issue in the United States only, CDP Depositors may not be able to participate in such a follow-on offering or rights issue. Compliance with securities laws or other regulatory provisions in Singapore may prevent us from offering such securities or rights to CDP Depositors without us incurring substantial additional costs (over and above any requirements we must comply with in the United States) involved in the offering of such securities or rights to CDP Depositors, including having to lodge an offer information statement with the Monetary Authority of Singapore. If that is the case, CDP Depositors will face dilution of their beneficial shareholdings.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The table below sets forth information regarding "Rule 10b5-1 trading arrangements" adopted during the fiscal quarter ended June 30, 2026 by members of our Board of Directors and/or officers that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Title of Director or Officer	Action	Date of Action	Total Shares to be Purchased or Sold	Expiration Date
Fumihide Esaka	Chief Executive Officer	Adoption	5/15/2026	130,500	9/15/2027
Scott Hanson	Chief Technology Officer	Adoption	5/15/2026	84,000	8/15/2027
Sean Chen	Chief Operating Officer	Adoption	6/5/2026	To be determined⁽¹⁾	5/15/2027

(1)
This Rule 10b5-1 trading plan provides for sales of (i) 135,000 shares of common stock and (ii) up to 100% of the net number of shares received upon vesting of an aggregate of 21,011 RSUs, after giving effect to the withholding or sale of a portion of such shares to satisfy tax withholding obligations. Accordingly, the aggregate maximum number of shares that may be sold pursuant to this trading arrangement is dependent on the amount of tax withholding required upon the vesting of RSUs, and, therefore, is indeterminable at this time.

Except as set forth above, none of our directors or officers (as defined by Rule 16a-1(f) under the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K, during the fiscal quarter ended June 30, 2026.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-42766	3.1	July 31, 2025
3.2	Amended and Restated Bylaws of the Company	S-1/A	333-288497	3.6	July 21, 2025
10.1	Fifth Amendment to Lease by and between Ambiq Micro, Inc. and G&I VII River Place LP and G&I VII Four Points LP, dated April 7, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AMBIQ MICRO, INC.

Date: August 11, 2026	By:	/s/ Fumihide Esaka
Fumihide Esaka
Chief Executive Officer

Date: August 11, 2026	By:	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler
Chief Financial Officer