Form 10-Q
period 2026-09-30
Ambiq Micro, Inc.
filed 2026-11-10
CIK 1500412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 24,880,872 shares of common stock, $0.000001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$363,452	$140,275
Accounts receivable, net	19,020	7,286
Inventories	30,051	16,937
Prepaid expenses and other current assets	4,802	3,421
Total current assets	$417,325	$167,919
Property, equipment and software, net of accumulated depreciation and amortization of $15,914 and $14,632, respectively	4,497	4,137
Right-of-use assets, net	3,027	638
Intangible assets, net of accumulated amortization of $14,865 and $10,752, respectively	8,828	11,593
Other assets	1,218	393
Total assets	$434,895	$184,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,657	$8,577
Accrued and other current liabilities	16,425	10,201
Short-term lease liabilities	1,134	400
Total current liabilities	$25,216	$19,178
Long-term lease liabilities	3,291	278
Other long-term liabilities	1,011	2,765
Total liabilities	$29,518	$22,221
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.000001 par value; 500,000,000 shares authorized; 24,516,643 shares and 18,316,928 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$—	$—
Additional paid-in capital	786,731	519,610
Accumulated deficit	(381,053)	(356,711)
Accumulated other comprehensive loss	(301)	(440)
Total stockholders’ equity	$405,377	$162,459
Total liabilities and stockholders’ equity	$434,895	$184,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$38,138	$18,165	$97,099	$51,770
Cost of sales	20,315	10,488	53,118	28,534
Gross profit	17,823	7,677	43,981	23,236
Operating expenses:
Research and development	16,297	8,889	43,268	26,474
Selling, general and administrative	11,554	8,831	31,157	24,343
Total operating expenses	27,851	17,720	74,425	50,817
Loss from operations	(10,028)	(10,043)	(30,444)	(27,581)
Other income, net	2,976	1,044	6,110	1,820
Loss before income taxes	(7,052)	(8,999)	(24,334)	(25,761)
Provision for income taxes	4	3	8	21
Net loss	$(7,056)	$(9,002)	$(24,342)	$(25,782)
Net loss per share, basic and diluted	$(0.29)	$(0.72)	$(1.10)	$(5.73)
Weighted-average shares used in computing net loss per share, basic and diluted	24,274,796	12,464,236	22,152,233	4,495,701
Comprehensive loss:
Currency translation adjustment	(50)	(14)	139	66
Comprehensive loss	$(7,106)	$(9,016)	$(24,203)	$(25,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

For the three and nine months ended September 30, 2026 and 2025

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance June 30, 2025	341,496,158	$378,150	450,682	$—	$30,159	$(337,030)	$(440)	$(307,311)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(341,496,158)	(378,150)	12,729,240	—	378,150	—	—	378,150
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	4,600,000	—	99,843	—	—	99,843
Settlement of warrant liability	—	—	—	—	173	—	—	173
Exercise of warrants	—	—	435,013	—	5,702	—	—	5,702
Exercise of stock options	—	—	23,527	—	178	—	—	178
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Currency translation adjustment	—	—	—	—	—	—	(14)	(14)
Net Loss	—	—	—	—	—	(9,002)	—	(9,002)
Balance September 30, 2025	—	$—	18,238,462	$—	$516,273	$(346,032)	$(454)	$169,787

Balance June 30, 2026	—	$—	24,146,260	$—	$778,920	$(373,997)	$(251)	$404,672
Exercise of stock options	—	—	356,787	—	3,794	—	—	3,794
RSUs vested	—	—	13,596	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,017	—	—	4,017
Currency translation adjustment	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	(7,056)	—	(7,056)
Balance September 30, 2026	—	$—	24,516,643	$—	$786,731	$(381,053)	$(301)	$405,377

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In-Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance January 1, 2025	341,496,158	$378,150	434,720	$—	$28,368	$(320,250)	$(520)	$(292,402)
Conversion of redeemable convertible preferred stock into common stock in connection with initial public offering	(341,496,158)	(378,150)	12,729,240	—	378,150	—	—	378,150
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	4,600,000	—	99,843	—	—	99,843
Settlement of warrant liability	—	—	—	—	173	—	—	173
Exercise of warrants	—	—	435,013	—	5,702	—	—	5,702
Exercise of stock options	—	—	39,489	—	353	—	—	353
Stock-based compensation	—	—	—	—	3,684	—	—	3,684
Currency translation adjustment	—	—	—	—	—	—	66	66
Net loss	—	—	—	—	—	(25,782)	—	(25,782)
Balance September 30, 2025	—	$—	18,238,462	$—	$516,273	$(346,032)	$(454)	$169,787

Balance January 1, 2026	—	$—	18,316,928	$—	$519,610	$(356,711)	$(440)	$162,459
Issuance of common stock in connection with follow-on offerings, net of deferred offering costs, underwriting discounts and commissions	—	—	4,936,651	—	243,282	—	—	243,282
Exercise of warrants	—	—	238,931	—	3,010	—	—	3,010
Exercise of stock options	—	—	922,026	—	9,893	—	—	9,893
RSUs vested	—	—	102,107	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,936	—	—	10,936
Currency translation adjustment	—	—	—	—	—	—	139	139
Net loss	—	—	—	—	—	(24,342)	—	(24,342)
Balance September 30, 2026	—	$—	24,516,643	$—	$786,731	$(381,053)	$(301)	$405,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBIQ MICRO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(24,342)	$(25,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,339	5,568
Stock-based compensation	10,936	3,684
Gain on receipt of nonmonetary tangible assets	—	(1,600)
Change in right-of-use assets	610	606
Change in warrant valuations and cancellations	—	60
Other	—	(110)
Changes in operating assets and liabilities
Accounts receivable	(11,734)	3,484
Inventories	(13,114)	(1,118)
Prepaid expenses and other assets	(986)	(823)
Other long-term assets	23	—
Accounts payable	1,324	(956)
Accrued and other current liabilities	7,224	1,584
Other long-term liabilities	(662)	(174)
Net cash used in operating activities	(25,382)	(15,577)
Cash flows from investing activities
Purchase of intangible assets	(6,281)	(3,687)
Purchases of property, equipment and software	(1,404)	(1,162)
Net cash used in investing activities	(7,685)	(4,849)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with follow-on offerings, net of underwriting discounts and commissions	245,468	—
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	102,672
Payment of deferred offering costs	(2,186)	(2,829)
Proceeds from exercise of stock options	9,893	353
Proceeds from exercise of warrants	3,010	5,702
Net cash provided by financing activities	256,185	105,898
Effect of exchange rate changes on cash and cash equivalents	59	37
Net increase in cash and cash equivalents	223,177	85,509
Cash and cash equivalents at beginning of period	140,275	60,981
Cash and cash equivalents at end of period	$363,452	$146,490
Supplemental disclosure of non-cash investing and financing activities
Intangible assets in accounts payable, accrued and other long-term liabilities	4,830	7,904
Gain on receipt of nonmonetary tangible assets	—	1,600
Right-of-use assets obtained in exchange for new operating lease liabilities	3,016	383

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

Ambiq Micro Singapore Private Ltd.

Shenzhen DeKean Electronics Co.

Ambiq Micro Asia Ltd.

Ambiq Micro Asia Ltd. Taiwan

Ambiq (Shenzhen) Electronics Co., Ltd.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for the fair presentation of its financial position, results of operations, cash flows and stockholders' equity for the interim periods presented. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information and include the accounts of the Company and its wholly owned subsidiaries. Accordingly, these statements do not include all information and footnotes required by U.S. GAAP for annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements as of and for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full fiscal year or future operating periods.

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

Secondary Listing

The Company's common stock is listed on The New York Stock Exchange ("NYSE") under the symbol "AMBQ". On July 30, 2026, the Company completed a secondary listing of its common stock on the Main Board of Singapore Exchange Securities Trading Limited (the "SGX-ST") under the symbol "AMQ". The shares listed on the SGX-ST are fully fungible with the shares listed on the NYSE.

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

Initial Public Offering

On July 18, 2025, the Company effected a 1-for-28 reverse stock split (the Stock Split) of the Company’s issued and outstanding shares of common stock and options to purchase common stock. The Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the numbers of shares underlying restricted stock units ("RSUs") and the numbers of shares reserved and available for future issuance and underlying outstanding options to purchase common stock. The Stock Split did not affect the par values per share or total authorized shares of common stock. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements have been adjusted retroactively, where applicable, to reflect the Stock Split.

On July 31, 2025, the Company completed its initial public offering ("IPO"), in which 4,600,000 shares of common stock, par value $0.000001 per share, were issued and sold, inclusive of the exercise in full of the underwriters' option to purchase 600,000 additional shares. The Company received net proceeds of $99.8 million after deducting underwriting discounts and commissions of $7.7 million and offering expenses of approximately $2.8 million. In connection with the IPO, all shares of redeemable convertible preferred stock then outstanding automatically converted into an aggregate of 12,729,240 shares of common stock, and the Company

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

issued 424,033 shares of common stock upon exercise of warrants and issued 34,254 shares of common stock after the expiration of the IPO lock-up upon settlement of RSUs outstanding for which the performance-based vesting condition was satisfied in connection with the IPO.

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

Prior to the IPO, deferred offering costs, consisting primarily of accounting, legal and other fees related to the IPO, were capitalized within Prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon consummation of the IPO, $2.8 million of such costs were recorded as a reduction of the proceeds generated from the offering, which was recognized in additional paid-in capital.

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

Demand

The Company had three customers representing 33.8%, 20.3% and 11.7%, respectively, of total accounts receivable as of September 30, 2026. The Company had five customers representing 25.6%, 22.7%, 15.1%, 14.9% and 10.7% respectively, of total accounts receivable as of December 31, 2025, three of which were the same customers as of September 30, 2026.

There were four end customers representing 27.1%, 19.8%, 16.2% and 16.1%, respectively, of total net sales for the three months ended September 30, 2026. These same four end customers represented 25.5%, 23.7%, 21.1% and 11.1%, respectively, of total net sales for the nine months ended September 30, 2026.

There were three end customers representing 40.8%, 26.1% and 21.4%, respectively, of total net sales for the three months ended September 30, 2025. These same three end customers represented 39.1%, 28.2% and 18.4%, respectively, of total net sales for the nine months ended September 30, 2025.

The top three end customers for the three and nine months ended September 30, 2025 were also among the top four end customers for the three and nine months ended September 30, 2026.

The loss of one or more of these customers could have a material adverse impact on the Company’s results of operations and financial position.

Geographic Concentration of End Customers

Although the Company recognizes revenue and directly invoices distributors for sales of its products, the timing and uncertainty of its revenue and cash flows are most impacted by the ultimate end customer. The following is a summary of net sales for the three and nine months ended September 30, 2026 and 2025, based on the country of the corporate headquarters of the ultimate end customer:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$30,447	$16,164	$79,560	$44,808
China	6,606	1,223	14,676	4,240
Rest of the World*	1,085	778	2,863	2,722
Total	$38,138	$18,165	$97,099	$51,770
*Other countries individually less than 10%

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Supply

The Company's products depend on a sole supplier of wafers and a limited number of third-party manufacturers. The continued and timely supply of input materials and the availability of manufacturing capacity and packaging and testing services impact the Company's ability to meet customer demand. Supply chain disruptions, shortages of raw materials and manufacturing limitations could limit the Company's ability to meet customer demand and result in delayed, reduced or canceled orders. The Company has established relationships with leading suppliers and partners, and believes these relationships increase the resiliency of the Company's supply chain for its customers. From time to time, subject to inventory disruptions, the Company's customers may buy and hold excess inventories. Consequently, the Company may be subject to resulting fluctuations in the demand for its products.

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

2. Net Loss Per Share

The table below sets forth the computation of basic and diluted net loss per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(7,056)	$(9,002)	$(24,342)	$(25,782)
Denominator:
Weighted average shares outstanding	24,274,796	12,464,236	22,152,233	4,495,701
Basic and diluted net loss per share	$(0.29)	$(0.72)	$(1.10)	$(5.73)

Since the Company incurred a net loss for the three and nine months ended September 30, 2026 and 2025, the diluted net loss per share calculation excludes potentially dilutive securities. The following table summarizes the number of shares of common stock

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

issuable under various securities that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Three and nine months ended September 30,
	2026	2025
Common warrants	—	244,425
Restricted stock units	2,026,681	185,247
Stock options and employee stock purchase plan	2,016,792	4,401,452
Total shares	4,043,473	4,831,124

3. Inventories

The following table represents the components of inventories as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Raw materials	$1,058	$409
Work in progress	19,992	11,732
Finished goods	9,001	4,796
Total inventories	$30,051	$16,937

4. Property, Equipment and Software

Property, equipment and software consisted of the following as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Probe cards and photomasks	$13,000	$12,512
Equipment	5,725	4,713
Software	374	352
Leasehold improvements	1,019	903
Furniture and fixtures	293	289
Total	20,411	18,769
Less: Accumulated depreciation and amortization	(15,914)	(14,632)
Property, equipment and software, net	$4,497	$4,137

Depreciation and amortization expense is allocated to cost of sales, selling, general and administrative and research and development expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. Depreciation and amortization expense relating to the Company's property, equipment and software was approximately $0.4 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $1.2 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2025, the Company received mask sets in exchange for no consideration from a vendor in lieu of reimbursement. The mask sets were capitalized and a $1.6 million gain was recorded within cost of sales in accordance with ASC 845: Nonmonetary Transactions.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Payroll and related benefits	$6,997	$2,805
Accrued expenses	7,521	6,124
Accrued royalties	1,099	553
Warranty liability	707	707
Other	101	12
Total accrued and other current liabilities	$16,425	$10,201

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

6. Commitments and Contingencies

Contract Manufacturer Commitments

The Company relies on a third-party foundry and contract manufacturer for the manufacturing of its products. Generally, its foundry agreements do not have volume purchase commitments and primarily provide for purchase commitments based on purchase orders. Purchase orders are placed in advance with consideration of estimates of future demand. These purchase orders can be canceled and rescheduled upon agreement of the Company and the contract manufacturer. As of September 30, 2026 and 2025, the Company had total manufacturing purchase commitments of $33.6 million and $6.3 million, respectively.

Litigation

From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2026, management was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations or cash flows of the Company.

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

At September 30, 2026, the Company had reserved an aggregate of 4,043,473 shares of common stock for the conversion, exercise or issuance, as applicable, of the following outstanding securities:

Common Stock Shares
Restricted stock units	2,026,681
Stock options and employee stock purchase plan	2,016,792
Total shares	4,043,473

Preferred Stock

The Company's amended and restated certificate of incorporation provides its board of directors with the authority to issue up to 10,000,000 shares of undesignated preferred stock with a par value of $0.000001 per share and to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon these shares without further vote or action by the Company's stockholders. The Company does not have outstanding preferred stock issued as of September 30, 2026.

Warrants

During the nine months ended September 30, 2026, a related party exercised 238,931 common warrants for proceeds of $3.0 million.

Redeemable Convertible Preferred Stock

During the period from January 1, 2025 through July 30, 2025, there were no issuances, conversions or other changes to the Company's redeemable convertible preferred stock across all series (Series Seed through Series G), with total shares and carrying values remaining unchanged during the period.

The Company's redeemable convertible preferred stock across all series (Series Seed through Series G) outstanding were automatically converted into shares of the Company's common stock in connection with the Company's IPO as of July 31, 2025.

As of September 30, 2026, all series of redeemable convertible preferred stock had been converted or redeemed, resulting in no shares outstanding and no carrying value.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

8. Stock Compensation Plans and Stock-Based Compensation

In July 2025, the Company's board of directors adopted, and the Company's stockholders approved, the 2025 Equity Incentive Plan (the "2025 Plan"). The 2025 Plan became effective on July 29, 2025, the date the final prospectus was filed in connection with the IPO. The 2025 Plan came into existence upon its adoption by the Company's board of directors. No further awards will be granted under the 2010 Equity Incentive Plan (the "2010 Plan") or 2020 Equity Incentive Plan (the "2020 Plan," and collectively, along with the 2025 Plan and 2010 Plan, the "Plans").

The following table summarizes the effects of stock-based compensation on cost of sales, research and development and selling, general and administrative expenses granted under the Plans for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of sales	$230	$26	$635	$126
Research and development	1,886	261	5,135	980
Selling, general and administrative	1,901	1,781	5,166	2,578
Total	$4,017	$2,068	$10,936	$3,684

The total unrecognized stock-based compensation expense related to unvested RSUs and subject to recognition in future periods was approximately $49.7 million at September 30, 2026. The Company anticipates this expense to be recognized over a weighted-average period of approximately 3.3 years.

The total unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $1.2 million at September 30, 2026. The Company anticipates this expense to be recognized over a weighted-average period of approximately 2 years.

During the three months ended September 30, 2026 and 2025, the Company received $3.8 million and $0.2 million from the exercise of stock options granted under the Plans, respectively. During the nine months ended September 30, 2026 and 2025, the Company received $9.9 million and $0.4 million from the exercise of stock options granted under the Plans, respectively.

9. Income Taxes

Effective Tax Rate

The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Loss before income taxes	$(7,052)	$(8,999)	$(24,334)	$(25,761)
Income tax expense	(4)	(3)	(8)	(21)
Effective tax rate	0.1%	0.0%	0.0%	0.1%

The income tax amount for each of the three and nine months ended September 30, 2026 and 2025 differs from the amount that would be expected after applying the statutory U.S. federal income tax rate primarily due to an increase in the valuation allowance. The effective tax rate was less than 1% for each of the three and nine months ended September 30, 2026 and 2025. The provision for income taxes is primarily related to the foreign subsidiaries’ local country obligations. There is no federal provision for income taxes as the Company has sufficient carryforward of net operating losses to offset any operating income earned since inception and has projected an operating loss in the current year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the net deferred tax assets are fully offset by a valuation allowance at September 30, 2026 and December 31, 2025.

Ambiq Micro, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2026, a related party exercised common warrants for cash proceeds of $3.0 million. The proceeds were recorded within additional paid-in capital.

For the three months ended September 30, 2026 and 2025 and the nine months ended September 30, 2025, the Company did not have any related party transactions.

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

The following table sets forth the Company’s disaggregation of operating expenses that were reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$16,297	$8,889	$43,268	$26,474
Sales and marketing	3,507	2,479	9,990	7,427
General and administrative	8,047	6,352	21,167	16,916
Total operating expenses	$27,851	$17,720	$74,425	$50,817

The following is a summary of net sales for the three and nine months ended September 30, 2026 and 2025, based on the country to which the Company's products were shipped, which may be different from the geographic locations of the ultimate end customers:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
China	$16,862	$6,202	$47,896	$20,459
Taiwan	6,175	7,409	20,510	20,254
United States	7,570	2,302	18,182	2,447
Vietnam	5,117	131	6,022	203
Singapore	91	1,629	146	7,284
Rest of the World*	2,323	492	4,343	1,123
Total net sales	$38,138	$18,165	$97,099	$51,770
*Other countries individually less than 10%

The following illustrates property, equipment and software, net, and right-of-use assets, net by geographic location based on physical location:

	September 30, 2026	December 31, 2025
	(in thousands)
Taiwan	$3,065	$3,515
United States	3,073	593
China	377	633
Singapore	1,009	34
Total property, equipment and software, net and right-of-use assets, net	$7,524	$4,775

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of those terms and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the timing, cost and success of new products, features, integrations, capabilities, and enhancements to our products, including the successful integration of AI;
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
•
our dependence on international end customers and operations;
•
our expectations regarding our interaction with, and the performance of, our third-party suppliers and manufacturers;
•
the cyclical nature of the semiconductor industry;
•
our ability to attract and retain key management personnel;
•
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•
our estimates regarding capital requirements and needs for additional financing;
•
our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for our technology; and
•
the potential impact of macroeconomic conditions and geopolitical conflicts, recession fears, fluctuations in global interest rates, foreign exchange volatility and inflationary pressures on our business and the businesses of our suppliers and end customers.

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

Body-worn AI devices drive a significant portion of our revenue today and often require weeks of battery life while running advanced AI-driven features. These devices increasingly offer on-chip AI-powered features such as speech recognition, domain-specific language models, image and video processing and sensing, further straining power consumption, which our solutions are positioned to address. However, as we continue to expand into new end markets, we expect there to be a meaningful growth opportunity for non-personal devices over time.

As global demand for our SoC solutions accelerates, our sales and marketing efforts are increasingly focused on our end customers in target geographies such as the United States, Europe and Asia.

For the nine months ended September 30, 2026 and 2025, we generated net sales of $97.1 million and $51.8 million, respectively, and net loss of $24.3 million and $25.8 million, respectively. As of September 30, 2026, we had an accumulated deficit of $381.1 million.

Secondary Listing

Our common stock is listed on The New York Stock Exchange ("NYSE") under the symbol "AMBQ". On July 30, 2026, we completed a secondary listing of our common stock on the Main Board of Singapore Exchange Securities Trading Limited (the "SGX-ST") under the symbol "AMQ". The shares listed on the SGX-ST are fully fungible with the shares listed on the NYSE.

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

End Customer Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers. Our top four end customers collectively represented approximately 79% and 81% of our total net sales for the three and nine months ended September 30, 2026, respectively. We expect to continue to expand our customer base with new product development to reduce customer concentration. We have demonstrated strong end customer growth with technology leaders validating our technology platform and our robust product offerings. We work with our end customers at the front end of their design cycles, helping them develop next-generation products. The collaborative nature of these relationships provides us with enhanced visibility into our end customers’ future requirements, allowing us to expand our business and increase our content in future products.

Product Development and Adoption

We develop and sell leading-edge ultra-low power SoCs, tightly bundled with software and various other solutions that combine 32-bit microcontrollers (MCUs) with wireless connectivity and additional circuitry, such as graphics processing units, serial interfaces and analog-to-digital interfaces. Our success is dependent on end customers adopting our new technology and preferring our products over competing offerings or technologies.

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

Geographic Concentration

As we focus on creating meaningful benefits to our end customers for their edge AI capabilities, we are shifting our focus away from geographic concentration and towards end customer value. Historically, our sales were significantly concentrated with end customers in Mainland China where subsidized competitors were creating a price sensitive environment which impacted our ability to service new markets in medical/healthcare, industrial edge and smart home and buildings in the local geography at competitive levels.

We have shifted our management and sales efforts toward other meaningful opportunities which target end customer value in these new markets. During the three and nine months ended September 30, 2026, our net sales to end customers in Mainland China were 17.3% and 15.1%, respectively, as compared to 6.7% and 8.2% during the three and nine months ended September 30, 2025, respectively. While this represents an increase in Mainland China sales, the growth is directly attributable to end customer demand for our evolving edge AI capabilities.

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

Other Income, net

Other income, net reflects interest income generated from our cash and cash equivalents on hand being invested in interest-bearing accounts. Our other expenses are principally the impact of foreign exchange gains and losses on our results.

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

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	$38,138	$18,165	$97,099	$51,770
Cost of sales	20,315	10,488	53,118	28,534
Gross profit	17,823	7,677	43,981	23,236
Operating expenses:
Research and development	16,297	8,889	43,268	26,474
Selling, general and administrative	11,554	8,831	31,157	24,343
Loss from operations	(10,028)	(10,043)	(30,444)	(27,581)
Other income, net	2,976	1,044	6,110	1,820
Loss before income taxes	(7,052)	(8,999)	(24,334)	(25,761)
Provision for income taxes	4	3	8	21
Net loss	$(7,056)	$(9,002)	$(24,342)	$(25,782)

The following table summarizes the results of our operations for the three and nine months ended September 30, 2026 and 2025 as a percentage of net sales. All percentage amounts were calculated using the underlying data:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.3%	57.7%	54.7%	55.1%
Gross profit	46.7%	42.3%	45.3%	44.9%
Operating expenses:
Research and development	42.7%	48.9%	44.6%	51.1%
Selling, general and administrative	30.3%	48.6%	32.1%	47.0%
Loss from operations	(26.3)%	(55.3)%	(31.4)%	(53.3)%
Other income, net	7.8%	5.7%	6.3%	3.5%
Loss before income taxes	(18.5)%	(49.5)%	(25.1)%	(49.8)%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(18.5)%	(49.6)%	(25.1)%	(49.8)%

Net Sales

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Net sales	$38,138	$18,165	110.0%	$97,099	$51,770	87.6%

Net sales increased $20.0 million, or 110.0%, to $38.1 million for the three months ended September 30, 2026 and increased $45.3 million, or 87.6%, to $97.1 million for the nine months ended September 30, 2026 compared to the corresponding prior year periods. The growth was broad-based across our major customers primarily attributable to new product launch ramps coupled with utilization of our newer product offerings. Furthermore, we introduced a new major customer product launch which led to significant sales in both the three and nine months ended September 30, 2026.

Gross Profit and Gross Margin

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Gross profit	$17,823	$7,677	132.2%	$43,981	$23,236	89.3%
Gross margin	46.7%	42.3%		45.3%	44.9%

Gross profit increased $10.1 million, or 132.2%, to $17.8 million for the three months ended September 30, 2026 and increased $20.7 million, or 89.3%, to $44.0 million for the nine months ended September 30, 2026 compared to the corresponding prior year periods. The increases were primarily due to an increase in the average selling price for our products coupled with an increase in demand for our products due to new product launch ramps.

Gross margin increased 440 basis points to 46.7% for the three months ended September 30, 2026 compared to the corresponding prior year period, primarily due to an increase in average selling price for our products. Gross margin increased 40 basis points to 45.3% for the nine months ended September 30, 2026 compared to the corresponding prior year period, primarily due to an increase in the average selling price for our products partially offset by a non-monetary gain of $1.6 million in the first quarter of 2025, which did not recur in 2026.

Average selling price increased for the three and nine months ended September 30, 2026 primarily due to our customers transitioning to our new products.

Research and Development Expenses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Research and development	$16,297	$8,889	83.3%	$43,268	$26,474	63.4%

Research and development expenses increased $7.4 million, or 83.3%, to $16.3 million for the three months ended September 30, 2026 compared to the corresponding prior year period. The increase in research and development expenses was primarily attributable to $5.5 million in higher contractor and compensation-related costs, including both performance-based variable compensation for our internal incentive compensation program and share-based compensation expenses associated with RSU grants after our IPO, coupled with increased intellectual property development and technology spend of $2.3 million. This was partially offset by the absence of $0.4 million in one-time compensation awards provided in recognition of contributions during the IPO in the third quarter of 2025, which did not recur in 2026.

Research and development expenses increased $16.8 million, or 63.4%, to $43.3 million during the nine months ended September 30, 2026 compared to the corresponding prior year period. The increase in research and development expenses was primarily attributable to $12.0 million in higher contractor and compensation-related costs, including both performance-based variable compensation for our internal incentive compensation program and share-based compensation expenses associated with RSU grants after our IPO, coupled with increased intellectual property development and technology spend of $5.7 million. This was partially offset by the absence of $0.4 million in one-time compensation awards provided in recognition of contributions during the IPO in the third quarter of 2025, which did not recur in 2026.

For the three and nine months ended September 30, 2026 we hired an additional 14 and 29 employees, respectively, in line with our development plans.

Selling, General and Administrative Expenses

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Selling, general and administrative	$11,554	$8,831	30.8%	$31,157	$24,343	28.0%

Selling, general and administrative expenses during the three months ended September 30, 2026 increased $2.7 million, or 30.8%, to $11.6 million compared to the corresponding prior year period. The increase was primarily due to $2.9 million in higher contractor and compensation-related costs, including both performance-based variable compensation for our internal incentive compensation program and share-based compensation expenses associated with RSU grants after our IPO, coupled with $0.2 million in insurance related costs. This was partially offset by the absence of $0.8 million in one-time compensation awards provided in recognition of contributions during the IPO in the third quarter of 2025, which did not recur in 2026.

Selling, general and administrative expenses during the nine months ended September 30, 2026 increased $6.8 million, or 28.0%, to $31.2 million compared to the corresponding prior year period. The increase was primarily due to $8.6 million in higher contractor and compensation-related costs, including both performance-based variable compensation for our internal incentive compensation program and share-based compensation expenses associated with RSU grants after our IPO, coupled with $0.8 million in insurance related costs. This was partially offset by the absence of $0.8 million in one-time compensation awards provided in recognition of contributions during the IPO in the third quarter of 2025 and the absence of $1.8 million of non-capitalizable IPO expenses incurred during the first quarter of 2025, both of which did not recur in 2026.

Other Income, Net

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Other income, net	$2,976	$1,044	185.1%	$6,110	$1,820	235.7%

During the three months ended September 30, 2026 other income, net increased $1.9 million, or 185.1%, to $3.0 million and increased $4.3 million, or 235.7%, to $6.1 million for the nine months ended September 30, 2026 compared to the corresponding prior year periods. The increases were primarily attributable to higher interest income earned on greater cash proceeds raised through our IPO and subsequent follow-on offerings in January and June 2026.

Provision for Income Taxes

We recorded minimal income tax expense for the three and nine months ended September 30, 2026 on a pre-tax loss of $7.1 million and $24.3 million, respectively, yielding an effective tax rate of 0.1% and 0.0%, respectively. Our effective tax rate was lower than the U.S. statutory rate of 21%, principally due to the change in valuation allowance. We recorded minimal income tax expense for the three and nine months ended September 30, 2025 on a pre-tax loss of $9.0 million and $25.8 million, respectively, yielding an effective tax rate of 0.0% and 0.1%, respectively.

Liquidity and Capital Resources

We have funded operations primarily through equity financings and cash from operations. We have historically incurred losses and negative cash flows from operations and anticipate continuing to incur losses as we heavily invest in product development. During the nine months ended September 30, 2026, we reported a net loss of $24.3 million and had an operating cash flow deficit of $25.4 million. As of September 30, 2026, we had cash and cash equivalents totaling $363.5 million and accumulated deficit of $381.1 million.

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

In addition to the net proceeds from our follow-on offerings, we continue to improve our operating margins through revenue growth and strategic transition to more profitable opportunities. Our principal use of cash is to fund our operations, invest in research and development to support our growth and other general corporate needs.

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

Cash Flows from Operating, Investing and Financing Activities

Changes in the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 are set forth in the following table:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(25,382)	$(15,577)
Net cash used in investing activities	$(7,685)	$(4,849)
Net cash provided by financing activities	$256,185	$105,898

Operating Activities

For the nine months ended September 30, 2026, cash flows used in operations were $25.4 million, primarily driven by the cash components of our net loss and $17.3 million of unfavorable changes in working capital. Working capital changes of $17.3 million were primarily driven by building $13.1 million in inventory coupled with $4.2 million due to the timing of our sales to customers and payments to our vendors.

For the nine months ended September 30, 2025, cash flows used in operations were $15.6 million. Operating cash flow used during the nine months ended September 30, 2025 was related to the cash components of our net loss and $2.2 million of favorable changes in working capital. Working capital changes of $2.2 million were driven primarily by building $1.1 million in inventory purchases, offset by $3.3 million due to the timing of our sales to customers and payments to our vendors.

Investing Activities

For the nine months ended September 30, 2026, we used $7.7 million in cash for investing activities, which related to $6.3 million of technology investments in intangible assets and $1.4 million in capital expenditures.

For the nine months ended September 30, 2025, we used $4.8 million in cash for investing activities, which related primarily to $3.7 million of technology investments in intangible assets and $1.2 million in capital expenditures.

Financing Activities

For the nine months ended September 30, 2026, we generated $256.2 million in financing activities, driven by proceeds from our follow-on offerings of $243.3 million, net of deferred offering costs, underwriting discounts and commissions, proceeds from the exercise of stock options of $9.9 million and proceeds from the exercise of warrants of $3.0 million.

For the nine months ended September 30, 2025, we generated $105.9 million in financing activities, driven by IPO proceeds of $99.8 million, net of deferred offering costs, underwriting discounts and commissions, proceeds from the exercise of warrants of $5.7 million and proceeds from the exercise of stock options of $0.4 million.

Non-GAAP Financial Measures

We use non-GAAP net loss and non-GAAP gross profit, both non-GAAP financial measures, to help us make strategic decisions, establish budgets and operational goals for managing our business, analyze our financial results and evaluate our performance. We define non-GAAP net loss as our net loss adjusted to exclude expenses not directly attributable to the performance of our operations, such as income taxes, depreciation and amortization, stock-based compensation, gain on nonmonetary transaction, severance costs, IPO-related bonus, IPO-related transaction costs and warrant valuation. We define non-GAAP gross profit as our gross profit adjusted to exclude expenses not directly attributable to gross profit, such as depreciation and amortization, stock-based compensation and non-monetary transactions.

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

Some of these limitations are that non-GAAP net loss and non-GAAP gross profit:

•
do not reflect income taxes, which are necessary costs incurred in connection with our operations and reduce cash available to us;
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

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

Non-GAAP Net Loss:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(7,056)	$(9,002)	$(24,342)	$(25,782)
Add:
Income taxes	4	3	8	21
Depreciation and amortization	1,814	1,754	5,339	5,568
Stock-based compensation	4,017	2,068	10,936	3,684
Gain on nonmonetary transaction	—	—	—	(1,600)
Severance costs	—	—	20	—
IPO-related bonus	—	1,200	—	1,200
IPO and other transaction costs	—	—	—	1,793
Warrant valuation	—	—	—	60
Non-GAAP net loss	$(1,221)	$(3,977)	$(8,039)	$(15,056)

During the nine months ended September 30, 2025, the Company received nonreciprocal transfer of assets from a vendor. The total fair value of nonmonetary transactions recorded during the first nine months of 2025 was approximately $1.6 million, which was recognized as a gain in cost of sales.

Non-GAAP Gross Profit:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$17,823	$7,677	$43,981	$23,236
Add:
Depreciation and amortization	506	439	1,509	1,431
Stock-based compensation	230	25	635	125
Gain on nonmonetary transaction	—	—	—	(1,600)
Non-GAAP gross profit	$18,559	$8,141	$46,125	$23,192

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

We will remain an emerging growth company and may take advantage of these exemptions until the earliest of: (i) December 31, 2030 (the last day of the fiscal year following the fifth anniversary of our initial public offering); (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year (and we are not eligible to use the requirements for smaller reporting companies under the revenue test under Rule 12b-2); or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026 with the exception of the additional risk factors disclosed within Part II, Item 1A. Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 as filed with the SEC on August 11, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026 none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" as those terms are defined in Item 408 of Regulation S-K.

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

AMBIQ MICRO, INC.

Date: November 10, 2026	By:	/s/ Fumihide Esaka
Fumihide Esaka
Chief Executive Officer

Date: November 10, 2026	By:	/s/ Jeffrey G. Winzeler
Jeffrey G. Winzeler
Chief Financial Officer